Form 10-Q
period 2017-09-30
WYTEC INTERNATIONAL INC
filed 2017-11-14
CIK 1560143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-215496

Wytec International, Inc.

(Exact Name of registrant as specified in its charter)

Nevada	46-0720717
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

19206 Huebner Rd., Suite 202

San Antonio, TX 78258

(Address of principal executive offices and Zip Code)

(210) 233-8980

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2017, there were 2,435,059 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents	$2,239,270	$2,766,775
Accounts receivable, net	1,064	1,434
Prepaid expenses and other current assets	21,085	14,318
Related party receivable, CCI, net of allowance of $391,002	–	–
Total current assets	2,261,419	2,782,527

Property and Equipment:
Telecommunication equipment and computers	1,073,849	1,062,677
Construction in process	377,773	363,779
Total property and equipment	1,451,622	1,426,456
Less accumulated depreciation	(639,204)	(482,889)
Property and equipment, net	812,418	943,567

Total Assets	$3,073,837	$3,726,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$119,046	$172,558
Deferred revenue	1,790,000	1,930,000
Total current liabilities	1,909,046	2,102,558

Stockholders' Equity:
Preferred stock 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 3,260,000 and 3,360,000 issued and outstanding	3,260	3,360
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,725,784 and 3,655,784 issued and outstanding	3,726	3,655
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 issued and outstanding	1	1
Common stock, $0.001 par value, 495,000,000 authorized, 26,509,507 and 25,195,333 issued, 2,435,059 and 1,060,885 outstanding	26,510	25,195
Additional paid-in capital	19,271,076	17,160,543
Treasury stock, 24,134,448 and 24,134,448 shares, at cost	(5,100,218)	(5,100,218)
Accumulated (deficit)	(13,039,564)	(10,469,000)
Total stockholders' equity	1,164,791	1,623,536

Total Liabilities and Stockholders' Equity	$3,073,837	$3,726,094

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$12,149	$55,009	$36,300	$93,053
Cost of goods sold	–	–	243	–
Gross profit	12,149	55,009	36,057	93,053

Operating expenses:
Selling, general and administrative	1,167,853	778,788	2,442,481	2,182,178
Research and development	2,516	1,320	7,849	5,942
Depreciation and amortization	52,604	51,462	157,482	152,053
Total operating expenses	1,222,973	831,570	2,607,812	2,340,173

Operating (loss)	(1,210,824)	(776,561)	(2,571,755)	(2,247,120)

Other income (expense):
Gain (loss) on sale of assets	–	–	1,049	–
Interest income	48	9	142	25
Other expense	–	(2,256)	–	(2,256)
Other income (expense), net	48	(2,247)	1,191	(2,231)

(Loss) before taxes	(1,210,776)	(778,808)	(2,570,564)	(2,249,351)

Income tax expense	–	–	–	–

Net (Loss)	$(1,210,776)	$(778,808)	$(2,570,564)	$(2,249,351)

Weighted average number of common shares outstanding - basic and fully diluted	2,320,766	298,438	1,863,873	338,377

Net loss per share - basic and fully diluted	$(0.52)	$(2.61)	$(1.38)	$(6.65)

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities
Net (loss)	$(2,570,564)	$(2,249,351)
Adjustments to reconcile (loss) to net cash (used) by operating activities:
Depreciation and amortization	157,482	152,053
Loss (Gain) on sale of assets	(1,049)	4,256
Stock issued for services	–	545
Warrants issued for services	58,805	2,725
Changes in operating assets and liabilities:
Accounts receivable	370	(3,686)
Prepaid expenses and other current assets	(6,765)	(600)
Related party receivable, CCI	–	(375,465)
Accounts payable and accrued expenses	(53,511)	(117,451)
Deferred revenue	–	22,500
Net cash (used) by operating activities	(2,415,232)	(2,564,474)

Investing Activities
Purchase of equipment	(25,284)	(2,245)
Net cash (used) by investing activities	(25,284)	(2,245)

Financing Activities
Proceeds from issuance of preferred stock	120,000	4,386,903
Proceeds from issuance of common stock	1,793,011	48,750
Net cash provided by financing activities	1,913,011	4,435,653

Change in cash and cash equivalents	(527,505)	1,868,934
Cash and cash equivalents at beginning of period	2,766,775	1,046,774

Cash and Cash Equivalents at End of Period	$2,239,270	$2,915,708

Supplemental Disclosures
Interest paid in cash	$–	$–

Non-Cash Investing and Financing Activities
Issuance of preferred stock in exchange for deferred revenue obligations	$140,000	$3,635,000
Issuance of registered link and equipment for deferred revenue obligations	$–	$70,000
Exchange of related party receivable for treasury stock	$–	$256,896

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business and Principles of Consolidation: Wytec International, Inc. (“Wytec”), a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. The accompanying Consolidated Financial Statements include the accounts of Wytec and its subsidiaries, after elimination of all material intercompany accounts, transactions, and profits. Consolidated subsidiaries of Wytec include:

Wylink Inc. (Wylink), a Texas corporation and wholly owned subsidiary, has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

Wytec, LLC, a Delaware limited liability company, formed September 7, 2012 and previously managed by General Patent Corporation (“GPC”), holds a partial ownership in patents focused on high capacity millimeter wave technology. On September 20, 2016, General Patent Corporation, the then Managing Partner of Wytec, LLC, assigned its partial ownership in the patents to Wytec, thereby terminating its role as Managing Partner.

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, has been engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. In November 2016, Capaciti was purchased by Wytec from Competitive Companies, Inc. (“CCI”), a related party entity through common control. Wytec accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Wytec International, Inc. have been retrospectively adjusted to include the financial results of Capaciti in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Capaciti transaction proceeds are reflected as an equity transaction during the period the transaction occurred, which was in the period ended December 31, 2016. Refer to Note F for additional detail of this transaction.

Collectively, Wytec and subsidiaries, are referred to as “Company.”

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. generally accepted accounting principles (“GAAP”) and applied on a consistent basis.

Revenue Recognition: Revenue on sales of FCC register links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is a period cost and is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period. Commissions are payable at collection of funds from link sale and are not dependent upon successful installation and operation of the link. Revenues from the sale of wired and wireless internet services is recognized in the month in which services are provided.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES – continued

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2017 and December 31, 2016.  The related party receivable from CCI has been fully reserved as of September 30, 2017.

Construction in Process: The cost of equipment and materials purchased, and contract labor incurred, for the construction of network, plant property and equipment, and the installation of registered links on behalf of customers are held in construction in process until construction is completed. No depreciation or amortization is applied to construction in process. Once construction is complete and network element is placed in service, the costs are either capitalized or expensed as cost of goods sold as appropriate.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the estimated useful lives of the related assets, generally ranging from five to ten years. Expenditures for repairs and maintenance are charged to costs and expensed as incurred, while expenditures for renewal and betterments are capitalized. Leasehold improvements are amortized over the remaining term of the lease. Upon retirement or replacement, the cost of capitalized assets and the related accumulated depreciation and amortization is eliminated with the resulting gain or loss recognized.

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the nine-month periods ended September 30, 2017 and 2016.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met.

Income Taxes: The Company files an income tax return in the U.S. federal jurisdiction as part of the consolidated group of its controlling shareholder, CCI. The Company is also subject to state income taxes (including franchise, margin and business entity taxes) in several states and such taxes are reflected in income taxes on the Consolidated Statements of Operations. Management is not aware of any uncertain tax positions the Company has taken. The Company is subject to routine examinations by taxing authorities; however, there are currently no examinations for any tax periods in progress and its tax returns for the last four years remain open to examination by its significant taxing jurisdictions.

Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash deposits with financial institutions and limits the amount of credit exposure to any one financial institution. Deposits with financial institutions may on occasion exceed the federally insured limits. The Company periodically assesses the financial institutions and believes the risk of any loss is minimal.

Government Regulations: The Company is subject to federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal, state and local requirements.

Subsequent Events: Subsequent events have been evaluated by management through the inclusion of this financial statement in the filing of Form 10-Q with the Securities and Exchange Commission (“SEC”). Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES – continued

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective with financial statements issued for the year ending December 31, 2018, and the quarterly periods during that year. The effect of the new standard is not expected to materially influence the Company’s financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases, requiring entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For leases which meet the criteria of short-term, lessees may elect an accounting policy to not recognize lease assets and liabilities and expense lease payments on a straight-line basis. A short-term lease is one in which the lease term is 12 months or less and there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Under current GAAP, lessees apply a classification test to determine the accounting for the lease arrangements as either capital leases, whereby the lease assets and liabilities would be recognized on the balance sheet, or operating leases, whereby the lessees would not recognize lease assets and liabilities. This ASU will be effective for the Company for the year ending December 31, 2019, and for interim periods therein. The Company is currently evaluating the effects the adoption of this guidance will have on its consolidated financial statements.

Use of Estimates: The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $13,039,564 at September 30, 2017, and reported cash used by operations of $2,415,232 f or the nine months ended September 30, 2017. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

Since inception, operations have primarily been funded through private equity financing. Management expects to continue to seek additional funding through private or public equity sources and will seek debt financing. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

NOTE C – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2017 to purchase 6,033,106 shares of common stock exercisable on various dates through June 30, 2018. The warrants are exercisable at the following amounts and rates: 1,731,104 of which are exercisable at an exercise price of $5.00 per share; 163,727 of which are exercisable at an exercise price of $3.00 per share; 2,939,775 of which are exercisable at an exercise price of $1.50 per share; 75,000 of which are exercisable at an exercise price of $1.45 per share; and 373,500 at $1.25 per share; and 750,000 of which are exercisable at an exercise price of $1.00 per share.

NOTE C – WARRANTS – continued

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2015	2,805,672

Warrants granted	4,680,608
Warrants exercised	(207,000)
Warrants expired	(170,000)

Balance, December 31, 2016	7,109,280

Warrants granted	291,727
Warrants exercised	(1,204,174)
Warrants expired	(163,727)

Balance, September 30, 2017	6,033,106

Exercisable, September 30, 2017	6,033,106

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT)

Holders of common stock are entitled to one vote per share. The common stock does not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the outstanding shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferential rights with respect to any series of preferred stock that may be issued, holders of the common stock are entitled to receive ratably such dividends as may be declared by the board of directors on the common stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding-up of affairs, are entitled to share equally and ratably in all the remaining assets and funds.

Series A preferred stock is nonvoting capital stock, but may be converted into voting common stock. Each share of series A preferred stock is convertible at the option of the holder at any time after the issuance into one share of common stock, subject to adjustment from time to time in the event (i) the Company subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of common stock, the consolidation or merger with or into another company, the sale, conveyance or other transfer of substantially all of the Company assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of the outstanding common stock upon the occurrence of any such event; or (iii) of the issuance to the holders of Company common stock of securities convertible into, or exchangeable for, such shares of common stock.

Each outstanding share of series A preferred stock will automatically convert into one share of common stock (a) if the common stock commences public trading on the NASDAQ capital market or better, (b) if the series A preferred stockholder receives distributions from the net profits pool equal to the original purchase price paid for their registered links, or (c) five years after the date of issuance of the series A preferred stock. The Company does not have any other right to require a conversion of the series A preferred stock into common stock. The Company does not have the option to redeem outstanding shares of series A preferred stock. A holder of the series A preferred stock has no preemptive rights to subscribe for any additional shares of any class of stock or for any issue of bonds, notes or other securities convertible into any class of stock. In the event of a liquidation, dissolution or winding-up whether voluntary or otherwise, after payment of debts and other liabilities, the holders of the series A preferred stock will be entitled to receive from the remaining net assets, before any distribution to the holders of the common stock, the amount of $1.50 per share. After payment of the liquidation preference to the holders of series A preferred stock and payment of any other distributions that may be required with respect to any other series of preferred stock, the remaining assets, if any, will be distributed ratably to the holders of the common stock and the holders of the series A preferred stock on an as-if converted basis.

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT) – continued

The series B preferred stock is voting capital stock. The holders of the series B preferred stock will vote on an as-converted basis with the common stock on all matters submitted to a vote of the shareholders. The holders of the series B preferred stock are not entitled to any dividends unless and until the series B preferred stock is converted into common stock. Each share of series B preferred stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) the Company subdivides or combines into outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of common stock, the consolidation or merger with or into another company, the sale, conveyance or other transfer of substantially all of the Company assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of the outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of common stock of securities convertible into, or exchangeable for, such shares of common stock.

Each outstanding share of series B preferred stock will automatically convert into one share of common stock at a conversion rate equal to the lesser of $3.00 per share or 75% of the average closing price of the Company’s common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately after the first day of public trading of common stock if common stock commences public trading on the NASDAQ capital market or better, but in any event no less than $2.50 per share or at $3.00 per share five years after the date of issuance of the series B preferred stock. In the event of a liquidation, dissolution or winding-up whether voluntary or otherwise, after payment of debts and other liabilities, the holders of the series B preferred stock will be entitled to receive from the remaining net assets, before any distribution to the holders of the common stock, and pari pasu with the payment of a liquidation preference of $1.50 per share to the holders of the series A preferred stock, the amount of $3.00 per share. After payment of the liquidation preference to the holders of the series A preferred stock and the series B preferred stock, and payment of any other distribution that may be required with respect to any other series of preferred stock, the remaining assets, if any, will be distributed ratably to the holders of the common stock, the holders of the series A preferred stock, and the holders of the series B preferred stock on an as-if converted basis.

The series C preferred stock is voting capital stock. For so long as any shares of the series C preferred stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after July 20, 2016, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to all matters submitted to a vote of the shareholders of Wytec. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of series C preferred stock. For example, if there are 10,000 shares of our common stock issued and outstanding at the time of such shareholder vote, the holders of the series C preferred stock, voting separately as a class, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting.

Additionally, the Company is prohibited from adopting any amendments to the Company’s bylaws or articles of incorporation, as amended, making any changes to the certificate of designation establishing the series C preferred stock, or effecting any reclassification of the series C preferred stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of series C preferred stock. The Company may, however, by any means authorized by law and without any vote of the holders of shares of series C preferred stock, make technical, corrective, administrative or similar changes to such certificate of designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of series C preferred stock.

The holders of the series C preferred stock are not entitled to any dividends. Holders of the series C preferred stock have no conversion rights. The shares of the series C preferred stock shall be automatically redeemed by us at their par value on the first to occur of the following: (i) on the date that Mr. Gray ceases, for any reason, to serve as officer, director or consultant of Wytec, or (ii) on the date that our shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of Wytec, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the series C preferred stock set forth in the certificate of designation. A holder of the series C preferred stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. The holders of the Series C Preferred Stock are not entitled to any liquidation preference.

NOTE D – STOCKHOLDERS’ EQUITY (DEFICIT) – continued

During 2014 through September 30, 2017, Wytec issued shares of its Series A Preferred Stock and Series B Preferred Stock, along with warrants to purchase Wytec common stock, to outside investors in consideration for the repurchase of registered links from third party owners who had previously purchased them from a subsidiary of Wytec. During year 2014, Wytec issued a total of 3,360,000 shares of its Series A Preferred Stock in exchange for a total of 168 registered links held by third party owners. Twenty-thousand (20,000) shares were issued for each of the 168 registered links exchanged, resulting in an effective value per share of approximately $1.41 since the registered links were originally sold for an average price of approximately $28,150 per link. Setting the exchange price at 20,000 shares was a discretionary decision which established the initial basis for capitalization. During year 2016, Wytec issued 1,215,000 shares and 1,215,000 warrants to purchase Wytec common stock in exchange for a total of 121.5 registered links held by third party owners. During year 2017, Wytec issued 40,000 shares and 40,000 warrants to purchase Wytec common stock in exchange for a total of 4 registered links held by third party owners. Ten-thousand (10,000) shares were issued for each of the 125.5 registered links exchanged, resulting in an effective per share value of approximately $3.48 since the registered links were originally sold for an average price of approximately $34,806 per link. This effective per share value is approximately equal to the Series B Preferred Stock private placement offering, of years 2015 and 2016, at $3.00 per share.

In each of these exchanges the Company issued preferred stock, and in some cases Wytec warrants, to the registered link holders in consideration for which the Company either acquired an installed and operational register link or satisfied a deferred revenue obligation associated with the registered Link.

NOTE E – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at September 30, 2017:

Income Taxes

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$3,787,283	$3,046,393
Less: Valuation allowance	(3,787,283)	(3,046,393)
Net deferred tax assets	$–	$–

The Company has net operating loss carryforwards for tax purposes of approximately $11.34 million that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at September 30, 2017 and December 31, 2016 is warranted.  As of September 30, 2017, the Company had not accrued any interest or penalties related to uncertain tax positions.

The Company does not have a liability for state taxes at either September 30, 2017 or December 31, 2016.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2017 and 2016.

NOTE F – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, CCI, which requires either party to pay for its allocated share of employment and overhead costs. Wytec International, Inc. was charged a net administrative expense of ($319,622) for the nine months ending September 30, 2017 and $988,388 for the nine months ending September 30, 2016. These allocated costs are reflected in selling, general and administrative on the Consolidated Statement of Operations. Quarterly the Company runs a profit and loss statement for Wytec and CCI to determine if there are any expenses that either of the Wytec or CCI is paying that partially includes the expense for the other company such as rent, payroll, office supplies, etc.  Depending on the expense, the Company determines on an individual account basis the estimated percentage of the expense that actually belongs to Wytec or CCI. The Company then prepare an analysis to identify all the expenses and the percentage to be allocated to the each company. A journal entry is entered on each set of books to recognize the expense or transfer the expense to the applicable company.

Related Party Receivable/Payable: From time to time the Company has transactions with CCI which may result in an outstanding receivable/payable. At September 30, 2017, the gross receivable from CCI totaled $391,002 and a full allowance has been recorded for this balance.

Purchase of Capaciti: Effective November 17, 2016, the Company acquired 100% of the interest in Capaciti by releasing 609,603 shares of the Company’s common stock held in treasury to CCI. Because the Company and CCI are under common control, the Company’s income statement has been retrospectively adjusted to include the financial results of Capaciti in the current and prior periods as though the transaction occurred at the beginning of each period presented.

The proceeds are reflected as an equity transaction for the year ended December 31, 2016. The following adjustments reflect changes made to the financial statements as a result of this transaction as of September 30, 2017 and September 30 2016.

Related Party Transactions - Capaciti

	September 30,	September 30,
	2017	2016
Revenue	$21,824	$22,882
Operating loss	(110,999)	(32,029)
Net loss	(110,999)	(32,029)
Other comprehensive income	–	–
Basic and diluted earnings per share	–	–

NOTE G – TREASURY STOCK

The Company, through negotiations with CCI, entered into an agreement to purchase back shares of stock held by CCI in exchange for the amount of outstanding receivables from CCI. During 2016, the Company purchased 214,662 shares of its common stock for $256,895.

On November 17, 2016, the Company acquired 100% of the outstanding equity in Capaciti Networks, Inc. in consideration for the issuance of 609,603 shares of the Company’s common stock to CCI.

NOTE H – LEASES

The Company has entered into multiple rooftop lease agreements for the placement of equipment used in the build out of the Company’s millimeter wave network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024. Rent expense for these leases totaled approximately $55,899 for the nine months ended September 30, 2017.

NOTE I – SUBSEQUENT EVENTS

In October 2017, Wytec issued 60,000 shares of Wytec common stock to 4 investors pursuant to the exercise of warrants.

In October and November 2017, Wytec loaned $10,500 to the Company in the form of an unsecured non-interest bearing advance.

In November 2017, the Company formalized its interest bearing revolving line of credit with CCI (“the “LOC”) and transferred related party unsecured non-interest loans totaling $401,502, including the $10,500 that Wytec loaned to the CCI in October 2017, to the LOC.

In November, 2017 Wytec issued 15,000 warrants for services rendered to 3 consultants.

In November, 2017, Wytec issued 12,500 of Wytec common stock to 2 investors pursuant to the exercise of warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and related notes appearing at the end of this prospectus. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” beginning on page 12 and elsewhere in this prospectus.

Overview

On October 25, 2016, the board of directors of Competitive Companies, Inc., a Nevada corporation (“CCI”) authorized management to pursue a plan to spin-off to its stockholders of common stock and warrants of a majority-owned subsidiary, Wytec (the “Spin-Off”). In the Spin-Off, record holders of each share of CCI common stock will receive approximately 0.0026 shares of Wytec’s common stock (“Common Stock”), rounded-up to the nearest whole share, and two Common Stock purchase warrants (“Warrants”) for every share of Common Stock issuable to the holder. Following the Spin-Off, CCI will not own any equity interest in us, and we will operate independently from CCI. The record date for the Spin-Off is November 10, 2017 and the distribution date is November 20, 2017.

Our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of CCI. Our consolidated financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with GAAP. Our financial statements include certain assets and liabilities that have historically been held at the CCI corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and CCI have been included in our financial statements and are considered to be settled in our consolidated financial statements at the time the Spin-Off becomes effective. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets.

The historical costs and expenses reflected in our financial statements include an allocation for certain corporate shared service functions historically provided by CCI including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

We are involved in providing next generation fixed and mobile wireless broadband internet services nationally and eventually internationally to business customers, with a focus on the small and medium size businesses known as the “SMB” market. Wytec had originally intended to enter into 30 fixed wireless markets by year-end 2015. After further analysis and guidance given to us by Signals Analytics in its recent Valuation Report of Wytec, management has modified its business strategy to reduce market entry costs and enhance marketing capabilities with its WyQuote online platform. WyQuote is designed to be used by commissioned telecom agents, telemarketing agents and for direct sales to customers. Included in our market entry schedule are new products and services for the small and medium business (“SMB”) market including our expansion strategies enabled by our patent pending LPN-16 microcell technology. Wytec’s LPN-16 microcell technology incorporates the ability to utilize multiple spectrums without incurring frequency interference. It is potentially deployable on thousands of utility poles located in virtually every city in America at a modest monthly rental fee.

Our current business strategy incorporates the use of millimeter wave technology using wireless frequencies from 5GHz to 80GHz spectrum. We have used these spectrums in three (3) markets including San Antonio, Texas, Columbus, Ohio, and Denver, Colorado, and commercialized a broadband internet access service for the SMB customer in two of three markets. The initial focus of service is targeted to highly concentrated areas such as the Central Business District (“CBD”) of each market with the ability to expand the service to high-density business zones outside of the CBD utilizing the LPN-16.

Numerous studies including those by the Federal Communications Commission (“FCC”) have now been published indicating that the use of millimeter wave spectrum is a key component in the development of a 5G network and ultimately the development of a “Smart City.” Smart Cities are designed to incorporate multiple mobile communications technologies to facilitate public safety, first responder, education, health care, machine to machine, and carrier offload services.

Currently our network design is capable of delivering bandwidth services of up to 1.5 gigabits per second to a wide range of customers including small, midsize and large corporate operations located in Tier One, Tier Two and Tier Three cities (the term “Tier” defines the population size of the Link location). Our millimeter wave networks are designed to serve as the core infrastructure for supporting our planned commercial broadband internet access services.

On December 18, 2015, we performed an outside beta test of our LPN-16 working prototype and produced performance speeds in excess of 375 Mbps to a smart phone and 600 Mbps to a laptop computer. Earlier speed tests and network demonstrations enabled us to consummate our first services agreement with the City of Columbus on July 7, 2014 and we have now substantially completed our footprint coverage of the CBD of Columbus, Ohio and San Antonio, Texas in preparation for our new marketing and sales strategy.

Overview of Current Operations

Our current operations have most recently begun to focus on developing and implementing our marketing platform consisting of three primary services. They are:

1)	Internet Booster Plus (IB+) which consists of offering a service that provides an increase in “upload” speeds to a customer’s primary internet service. This service is supported by Wytec’s millimeter wave network configuration located in the CBD of its current selected cities. Research has shown that in order for a business internet user to realize the full benefit of certain “non-connectivity” services such as Voice over Internet Protocol (“VoIP”), the user must have an upload speed of least 1-5 Mbps of stable and continuous throughput. Though business cable internet provides this upload speed, it is not considered stable and continuous. Over 90% of the SMB market utilizes cable as their primary internet connection. Management believes the IB+ service will be well accepted due to its ability to secure the upload speed for cable internet to the SMB market. This service improves rather than replaces existing cable service for customers.

2)	Primary Wireless Internet consists of providing both the upload and download internet connection to the SMB market. Wytec’s primary wireless internet access service is supported by its millimeter wave network configuration located in the CBD of its current selected cities. Wytec has been offering its primary wireless internet services in its current markets on a word of mouth basis at competitive rates. Management believes this service will continue to be well accepted. Our primary challenge is overcoming existing long-term cable contracts preventing interested subscribers from avoiding the expense of breaking existing contracts. This challenge has been mitigated with the IB+ service.

3)	Wireless Fail-Over Service. This service consists of providing a “fail-over” or “back-up” connection in the event the customer’s primary connection fails. We believe that there is more than an 80% chance of a business internet connection failure occurring every month due to various uncontrollable causes, even with some of the largest primary internet service providers in the U.S. These unplanned connection failures cost U.S. businesses substantial dollars every year. Though the primary internet providers have begun to tout the benefit of their 4G LTE cellular network as a viable fail-over alternative, it still does not provide the connection speeds and reliability needed. Thus, Wytec’s millimeter wave connection serves as a better fail over service with its low latency characteristics, rapid upload and download speeds (up to a gigabit and more), and as a full redundant backup service to both the SMB and enterprise marketplace.

All of these services will be sold and marketed through Wytec’s newly formed business divisions, utilizing Wytec’s proprietary online full service platform, “WyQuote”, and now available to over 100,000 (estimated) direct telecom agents throughout the United States.

Our LPN-16 is our proprietary intellectual property for which management applied for U.S. patent protection in the second quarter of 2014, and is a significant part of our Intelligent Community Wi-Fi Network. We have filed an international patent application for this technology. Design and engineering of the LPN-16 have been completed with development of the first units being tested in an outdoor environment in San Antonio, Texas.

On June 9, 2012, we formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The FCC has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sold point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G/5G Wi-Fi network. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners. Management closed the Wylink application program in January 2016.

Management now focuses its primary business on the development of Smart City broadband networks utilizing 5G fixed wireless and Wi-Fi technologies capable of delivering speeds that are many times faster than current cellular networks, and which can be utilized for a range of services for carriers, governmental and business applications.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

We follow the provisions of Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” for revenue recognition and SAB 104. Under Staff Accounting Bulletin 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenue for the nine months ended September 30, 2017 was $36,300, as compared to revenue of $93,053 for the nine months ended September 30, 2016. This decrease in revenue of $56,753 or 61% was primarily due to decreases in revenue from our network buildout services and other related engineering services. We estimate that approximately 100% of the decrease in revenue was attributable to a decrease in the volume of sales and none to a decrease in the price charged for our services.

Cost of sales for the nine months ended September 30, 2017 was $243, an increase of $243, or 100%, from $0 in the nine months ended September 30, 2016. Our cost of sales increased to a de minimis extent and is not related to any trend.

General and administrative expenses were $2,442,481 for the nine months ended September 30, 2017, as compared to $2,182,178 for the nine months ended September 30, 2016. This resulted in a increase of $260,303 or 12% compared to the same period in 2016. The increase in our general and administrative expenses was largely a result of increased referral fees incurred during the nine months ended September 30, 2017.

Research and development costs were $7,849 for the nine months ended September 30, 2017, as compared to $5,942 for the nine months ended September 30, 2016. The increase of $1,907 or 32% was due to an increase in expenses related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2017, we had working capital of $743.375. As of September 30, 2017, $1,790,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

As of December 31, 2016, all our outstanding convertible notes had been retired.

On November 6, 2017, Wytec and CCI entered into a Revolving Line of Credit Note (the “LOC”) pursuant to which Wytec may in its discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. We intend to fund the LOC from capital raised by us in our planned private placements of securities in the future. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it.

The current non-interest bearing debt, as of September 30, 2017, owed by CCI to the Company is $391,002. This debt was transferred into the LOC effective as of November 6, 2017 and is being treated as a single draw on the LOC on that date. The debt was incurred by CCI since December 31, 2016 to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the president of CCI. The board of directors of CCI determined to assist the president of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $111,937.

We estimate that we will need approximately $3,000,000 of capital or financing over the next 12 months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2017 were $2,415,332 compared to $2,564,474 during the nine months ended September 30, 2016. This decrease of $149,242 was primarily due to a reduction in the related party receivable from the nine months ended September 30, 2016 to the same period in 2017, and the smaller net operating loss for the nine months ended September 30, 2017, as compared to the same period in 2016.

Cash Flow from Investing Activities

Our investing activities consist principally of revenue and expenses related to our Link program (Link sales ended in January 2016, but Link program costs continue), and the LPN-16.

Cash flows used by investing activities during the nine months ended September 30, 2017 were $25,284 compared to the cash flows used by investing activities of $2,245 during the nine months ended September 30, 2016. The increase in cash flows used in investing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 reflects the purchase of equipment in 2017. Capital expenditures totaled $0 and $11,290 during the nine months ended September 30, 2016 and September 30, 2017, respectively. Additionally, $13,994 was expended for construction-in-process during the nine months ended September 30, 2017.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the nine months ended September 30, 2017 were $1,913,011 compared to $4,435,653 during the nine months ended September 30, 2016. These receipts represent proceeds from the sale of the Company’s common and preferred stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2017, our cash balance was $2,239,270. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Impact of Distribution by CCI on our Financial Statements

Following the Spin-Off, we may incur additional costs associated with being an independent company in connection with establishing, expanding and maintaining our own stand-alone corporate functions, including finance, human resources, information technology, facilities, accounting and legal for which we have received expense allocations from CCI. These allocations are included in operating expenses and totaled ($319,622) and $988,388 for the nine months ended September 30, 2017 and September 30, 2016, respectively. See Note F to our consolidated financial statements for further details related to corporate allocations.

Management considers the expense allocation methodology and results to be reasonable for all periods presented. Our financial statements do not, however, necessarily include all of the expenses that would have been incurred had we been a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Furthermore, we may also incur additional costs associated with being a stand-alone publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows. Nevertheless, we believe that cash flow from operations and investments will be sufficient to fund the anticipated increases in corporate expenses.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of September 30, 2017 would be $1,790,000. Wytec would incur estimated additional costs of $609,000 to activate these Registered Links, complete the transaction and earn the $1,790,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,790,000.

Repurchase of Registered Links

In October 2016, the Company refunded the purchase price of two Registered Links for a total cash payment of $70,000 for the return of those two Links and the elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Links before the Links were installed and absent the acceptance of repurchase under the Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue.

Purchase of Capaciti Networks, Inc.

In November 2016, the Company issued 609,603 shares of its common stock to the Company’s parent, Competitive Companies, Inc., in consideration for all of the outstanding shares of Capaciti Networks, Inc. (“Capaciti”). When Wytec acquired Capaciti, Capaciti had net unsecured noninterest bearing accounts payable to CCI on its balance sheet in the amount of $124,421, payable on demand. As of December 31, 2016, the outstanding balance of this account payable was $0.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2017 and which are not yet effective. None of the standards will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and we lack adequate segregation of duties due to the limited nature and resources of the Company.

We have begun to rectify these weaknesses by hiring additional accounting personnel and will create an independent board of directors once we have additional resources to do so.

Internal Control Over Financial Reporting

Our chief executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of the report, there are no legal matters of which management is aware.

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our Registration Statement on Form S-1, dated October 5, 2017, and final Prospectus, dated October 10, 2017, describe some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities.

During the three months ending September 30, 2017, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2017, the Company issued 17,500 shares of Wytec common stock to one investor pursuant to a warrant exercise at an exercise price of $1.50 per share.

In July 2017, the Company issued 20,000 shares of Wytec Series B Preferred Stock and 20,000 common stock purchase warrants in exchange for two registered links that were included in deferred revenue.

In August 2017, the Company issued 20,000 shares of Wytec common stock to two investors pursuant to warrant exercises at an exercise price of 1.25 and1.50 per share.

In September 2017, the Company issued 40,000 shares of Wytec common stock to two investors pursuant to warrant exercises at an exercise price of $1.50 per share.

In September 2017, the Company issued 10,000 shares of Wytec Series B Preferred Stock and 10,000 common stock purchase warrants in exchange for one registered links that was included in deferred revenue.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2104 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)

4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant distributed in Spin-Off (1)
4.7	Amended and Restated Warrant distributed in Spin-Off (2)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016 (2)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By: /S/ William H. Gray

William H. Gray, Chairman, Chief Executive Officer,

President, and Chief Financial Officer (Principal

Executive Officer/Principal Accounting Officer)

Date: November 14, 2017

