Form 10-K
period 2017-12-31
WYTEC INTERNATIONAL INC
filed 2018-04-02
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

WYTEC INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-215496	46-0720717
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

19206 Huebner Rd., Suite 202

San Antonio, Texas 78258

(Address of principal executive offices, including zip code)

(210) 233-8980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act ). Yes ☐No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on March 30, 2018 was 3,977,310 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

i

PART I

Item 1. Business.

Overview

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 500 feet in circumference. The hardware consists of a chassis or framework approximately three (3) feet in height and a radius of approximately 32 inches. It is designed to be installed in the communications zone of a utility pole or upper end of a light pole and can contain up to 16 radios of varying frequencies. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them within densely populated areas as compared to a traditional large cellular tower covering a large area of approximately two (2) miles. The growth of small cells is a response to increasing global data traffic and in preparation of the next generation of cellular technology now referred to as 5G. As the chart below indicates, small cells are forecasted to increase to over 11,000,000 units by 2025.

11,000,000 Small Cells- 2025

Small cell equipment market revenue is expected to approach $10 billion by 2019. Deloitte & Touche LLP

In March 2013, we contracted Cambridge Industry Group to design the first LPN-16. The design was completed in December 2013 and subsequently sent to SmartAnt Technologies in February 2014. SmartAnt Technologies was contracted to build our form factor (housing) that supports multiple radios for both Wi-Fi and cellular frequencies. In March 2014, we received our first prototype for the LPN-16 and obtained permission to locate the unit on a utility light pole in downtown San Antonio for testing. The test included the use of three frequencies with two of the three being millimeter wave. The final frequency was with a 5GHz radio located in both the LPN-16 and a Samsung Smartphone. In multiple trials, we were able to produce download and upload speeds at 388.5 Mbps with a latency of 3 milliseconds. By comparison, a popular cellular network produced 35.73 Mbps with a latency of 61 milliseconds.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) (three of which have expired) directly relating to local multipoint distribution service (“LMDS”) that is utilized in broadband wireless access technology and was originally designed for digital television transmission. LMDS is a system for broadband microwave wireless transmission direct from a local antenna to homes and businesses within a line- of-sight radius, a solution to the so-called last-mile technology issue of economically bringing high-bandwidth services to users. This technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. Today we utilize 70-80 GHz spectrum for our backhaul positioned on the top of multiple buildings as an expansion of Wytec’s conceptual design of a 5G network. The ultimate expansion of the network is designed to transmit from its rooftop millimeter wave backhaul network to the end user via the LPN-16 supporting both Wi-Fi and cellular networks. This configuration is in place today and became a significant part of our LPN-16 test producing the cellular broadband speeds discussed in the previous paragraph.

The LPN-16 technology firmly supports the small cell growth forecasted by RCRWireless News and aligns with the needs of the 5th Generation (“5G”) network technology as defined by the International Telecommunications Union (“ITU”). ITU sets the standards for enabling enhanced mobile broadband service, ultra-reliable, low latency communications, massive machine type communications and a converged fixed and mobile network service that is flexible enough to handle the explosive increase of traffic from new emerging bandwidth-hungry services such as ultra-high definition TV, augmented reality, video conferencing, remote medical treatment and driverless cars.

The 5G network is expected to have a transformative impact as it connects people with devices, data, transport systems and cities in a smart networked communications environment. The 5G network will rely substantially on small cell technology to achieve its goals. To facilitate this, operators need reliable connections with strong signal integrity, significant bandwidth and low latency. Small cells bring improved connectivity (speeds, reliability, and low latency) to the edge of existing macro networks, serving smaller pockets, especially in rural and urban areas.

We believe the LPN-16 small cell specifically solves the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access, and cities wrestling with the on-going technology upgrades, network growth demands, as well as the political hurdles and new business models needed to realize the benefits of a 5G world.

In addition to aligning with the ITU demands for 5G, the LPN-16 was designed to meet the operator needs cited above and stringently adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing the wide array of interests ranging from public safety entities, wireless innovators, to schools and libraries. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” capabilities to simultaneously support multiple providers. The LPN-16 was specifically designed to promote a neutral host capability. The FCC’s goal of “shared used” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivizes sharing resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

The LPN-16’s radio frequency (“RF”) shielding enables a multi-channel transmission system which substantially mitigates one or more of the problems many small cell deployments face in meeting the FCC’s policy initiatives, 5G goals and other technical and political constraints. These challenges include potentially limited data transmission speed capability, upgradeability, and frequency interference. Additionally, some small cells are created using transmitters that tend to be very large in size, expensive, and require ancillary equipment to operate. Accordingly, such transmitters can only be placed in areas that provide large space and sound structural support, such as roof-tops or other inconvenient locations. These inconveniences add time and cost to construction.

In view of the 5G network goals, the demand and challenges of small cell technology placement and the FCC’s policy goals of shared infrastructure, Wytec developed the LPN-16 to be a new cost-effective and easily upgradeable system for providing high transmission speeds through a neutral host and shared infrastructure solution that outperforms other small cells across numerous dimensions.

“While we saw some early carrier interest and activity building small cells to densify their networks ahead of 5G services, we believe 2018 to really be (the) year where small cells are pursued in earnest,”

Jennifer Fritzsche of Wells Fargo Securities

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 invention covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of the expected 5G network development, FCC policy initiatives and customer business usage which we believe are innovative and patentable. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant industry experience to develop and execute our operating plan. In addition, we have identified key engineering resources for intellectual property development, antenna development, hardware, software and firmware engineering, as well as integration and testing that will allow us to continue to expand our technology and intellectual property.

Our Technology

The LPN-16, recognized by the U.S Patent and Trademark Office as Patent number 9,807,032, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules and may be configured to include 802.11ac and evolve to LTE and other technology and frequency bands as well as software defined radio attributes. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the Internet of Things, and a host of other related communications services.

Figure 1 LPN-16 Cross Sectional Representation of Multi-Radio Frequency (RF) Modules

The features and advantages of the LPN-16 are anchored in its RF interference mitigation capabilities and modular design approach for radio cards, network switch and power supply for flexible arrangement. The LPN-16 uses physical shielding and RF engineering to reduce internal device interference critical in environments where licensed and unlicensed frequencies, such as Wi-Fi, LTE-Unlicensed (“LTE-U”) and licensed assisted access (“LAA”), will operate in close proximity to support small cell deployments. Shielding may consist of varying types of material utilized which can be applied to 1) the card slot element, 2) between each row, or 3) between sectors.

The LPN chassis: The LPN-16 chassis is comprised of two (2) LPN-8’s or halves. Each half has a Small Form Factor Pluggable (“SFP”) module allowing connection to single or multimode fiber as well as a Gigabit Passive Optical Network (“GPON”). Each LPN-8 has a modular gigabit Ethernet switch installed with all ports at 1- gigabit speeds. Current 4G small cell equipment and technology limits the upgradability of the unit and due to their size may only support 1-2 customer types. The LPN-16 chassis is intended to accommodate the modular components listed above in many desired arrangements. The switch can be upgraded to 10- gigabit or more as demand rises.  The LPN-16 can be upgraded to have 20-80 gigabits of backhaul at each light pole. Many other outdoor radio manufactures cannot make this claim.

Each chassis half, or LPN-8 configuration, consists of an elongated rounded front outer surface approximately 3-feet long and a back portion having a surface adapted to engage one or more bracket systems for mounting. The LPN size is customizable. Each chassis half is designed to provide transmission to 180 degrees with the full LPN-16 configuration covering 360- degrees. The LPN-16 is capable of withstanding lightening, wind loading of 115 mph with an IP65 environmental rating for protection from dust and jets of water, as well as operating in temperature ranges of -40 degrees Celsius to 65 degrees Celsius (149 degrees Fahrenheit), and when fully dressed weighs 35 pounds.

Radio Frequency: The LPN-16 provides transmission and network services for up to 16 carriers for wireless data, wireless video, wireless voice, and VoIP, a local portal for emergency responders, single and multi-RF transmission, 2.4 GHz 802.11n and 5 GHz 802.11ac Wi-Fi access as well as a number of other similar services. Unlike most 4G small cells, the LPN-16 is not dependent on any particular radio frequency. The RF slots allow an LPN-16 customer to focus on one or more radio frequencies and channels to service individual subscribers based on bandwidth requirements. Each RF slot covers a 90- degree sector (180- degree coverage for each LPN-8 chassis half) and is capable of vertical down tilt of zero or 10 degrees. RF modules tend to come in standard sizes and thus can be interchanged to achieve different functions. The LPN-16 may also house a non-standard RF module size which is not an option in current proprietary 4G small cell equipment.

Form Factor: The form factor of the LPN-16 allows for multiple radio cards to be combined on one transmission module.  The form factor of the LPN-16 was designed to allow for various radio types and frequencies to coexist within the LPN-16’s chassis.  Radio cards having frequencies bands ranging from Cellular Bands residing on eNodeB Modules – 700 MHz to 2700 MHz, CBRS Band 3550-3700 MHz , 4.9 GHz Public Safety Band and 2.4- 5.x Wi-Fi Bands.  The LPN-16’s form factor allows for endless upgrades as radio technologies change without having to conduct a “Wholesale” or “Fork Lift” upgrade to the system.  The entire LPN-16 platform is designed to be field upgradable, which we believe makes the LPN-16 the most cost-effective radio platform available on the market today.

The combined RF module may also include 16 service set identifiers (“SSID”) for each band (2.4 and 5GHz). The LPN-16 RF Module can provide for up to 256 concurrent users per radio card--i.e. 2.4 GHz (128 users) 5.0 GHz (256 users) for a total per 2.4/5.0 GHz module of 384 users. Typical small cell units can only support 32 concurrent clients.  The RF module is designed to be collocated with 3G/4G modules in the same chassis.

Mounting Options: Although mounting options appear to be mundane among product characteristics, it has come to the forefront for many cities and pole owners. Recently empowered by the FCC’s Public Notice, 6409 (a), many are aggressively pushing for greater access to city rights- of -way (“ROW”), chief of which is the utility pole. Cities are seeing a trend which they feel limits their control of municipal ROW for public safety, environmental compliance, and revenue generation. These concerns are also coupled with the potential cluttering of the public space with thousands of radios deployed by each carrier. Pole owners are also concerned with too many improperly mounted attachments as well as the combined weight of all attachments that can potentially degrade pole integrity.

The LPN-16 can mount to walls or poles. For a pole the LPN-16 would be mounted approximately 8-15 meters from the ground with a line of sight of approximately 350 meters (1,100 feet), however, the height and line of sight ranges are not limited. An advantage of using light poles or traffic light poles is they provide a power source and are evenly, closely, and frequently spaced through different areas fueling Wytec’s small cell densification strategy which is necessary for 5G high-speed and low latency performance.

Our Competition

There are numerous existing and commercially available methods of providing both small cell technology, site rental as well as high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. We believe the principal competitive factors affecting our lines of business for LPN-16 placement and our hybrid network Internet service will be our time to market in traditionally underserved areas, differentiated service offerings such as FlexSpeed, Internet failover, and our Cel-fi service as well as, traditional business strategies for meeting market pricing levels and clear pricing policies, customer service, and the variety of services offered.

Although we believe our FlexSpeed, G. Fast, and related services allow for market rate pricing, our ability to compete effectively will depend upon our continued capacity to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, we believe that we may need to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of our current and potential competitors have more financial, personnel and other resources than Wytec, including brand name recognition as well as other competitive advantages.

Competition by Equipment (Small Cell). The Hetnet Bible issued by SNS Research, has identified approximately 19 small cell vendors offering small cell equipment to network developers. Most, if not all of those vendors utilize the same chipset and provide nearly identical form factors (housing) with standard rooftop installations. We are, however, unaware of a single manufacturer who has developed an outdoor small cell device capable of transmitting multiple frequencies on multiple channels from a single device at a single site location without frequency interference such as the LPN-16 small cell technology. We believe our LPN-16 small cell access point will set a new standard in the mobile broadband industry. Wytec is now listed in the updated HetNet Bible version 2014-2020 Report on Small Cells, Carrier Wi-Fi, and DAS.

Competition by Service: (Site Rental). Driven by the thriving ecosystem, SNS Telecom expects small cells and carrier Wi-Fi deployments to account for nearly $352 Billion in mobile data service revenues by the end of 2020, while overall spending on heterogenous network infrastructure is expected to reach $42 Billion annually during the same period.  This expected growth has led to numerous competitors who offer site rental services for carriers seeking to attach small cells to utility poles and other mounting assets. Two of the largest publicly traded and national site rental, small cell and DAS network providers are Crown Castle and American Tower.

Crown Castle operates as a real estate investment trust. The company provides broadcast, data, and wireless communications infrastructure services in the US. Wireless carrier customers lease antenna space on Crown Castle's owned or managed towers and distributed antenna systems (“DAS”). It has about 40,000 tower sites and 25,000 small cell nodes supported by more than 26,500 miles of fiber. The company also designs networks, selects and develops sites, and installs antennas. On December 16, 2011, Crown Castle purchased NextG Networks for $1.0 billion in cash. At the time, NextG was the largest U.S. provider of outdoor distributed antenna systems with over 7,000 nodes-on-air and with an additional 1,500 nodes under construction.

American Tower rents space on towers and rooftop antenna systems to wireless carriers and radio and TV broadcasters who use the infrastructure to enable their services. It operates about 40,000 wireless towers in the US, some 57,000 in India, and roughly 43,000 throughout the rest of the world. Its portfolio includes approximately 800 distributed antenna system networks used mainly for indoor communications (malls, casinos, etc.). American Tower also offers tower-related services such as site acquisition, structural analysis to determine support for additional equipment, and zoning and permitting management services.

Competition by Service (Internet). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. Although we have our own hybrid wired-wireless network for delivering our own branded version of 5G Internet services, we also provide, through wholesale agreements, a 4G LTE voice, text and data service through four largest U.S. wireless carriers. These services have significant competition from the carriers providing similar services at less cost and using other communications technologies unavailable to us as well as substantial financial resources and brand awareness that we do not have. While some of these technologies and services are now operational, others are being developed or may be developed. As a 4G LTE mobile virtual network operator (“MVNO”), we compete for customers based principally on providing better and lower cost market methods. Our primary 4G LTE service offering is a wireless automatic Internet failover service.

Cel-fi Competition. Cel-fi is an alternative to DAS, which according to Markets and Markets, was valued at USD $6.71 Billion in 2015 and expected to reach USD $10.78 Billion by 2022. The DAS industry is dominated by substantially well financed vendors such as CommScope, TE Connectivity (purchased by CommScope), Axell, Corning, Solid and other large DAS providers. Cel-fi (owned by Nextivity) is a new comer in the DAS market with an alternative solution costing 1/3 the current cost of DAS. Nextivity has declared Wytec a premier Certified Solutions Provider and is partnering with Wytec at tradeshows to present the Cel-fi solutions. Nextivity will co-sponsor with Wytec its second partner tradeshow in Dallas, Texas in April 2018.

LPN-16 Target Customers

Cities: to remain competitive cities need to leverage their existing assets, dark fiber and utility poles to increase broadband penetration and data speeds expected in a smart city, as well as the ability to maintain aesthetic infrastructure development, and non-discriminatory means for creating competition.

Pole Owners: the number of pole attachments is forecasted to rise, creating issues related to load, capacity, safety and engineering.

Utility Providers: need infrastructure solutions which easily meet engineering and safety requirements, address the number of pole attachment requests and enable new service capabilities for real time smart grid data communications.

Public Safety: local, state and federal agencies need near-term infrastructure with long-term upgradeability to meet interoperability and service area needs.

Cable/Fiber providers: need cost effective and rapid deployment solutions for FTTH (fiber to the home) type offerings utilizing pole mounted equipment.

Mobile Network Operators: need pole attachments and future-proof network infrastructure that allow upgradeability to reduce congestion, long-term CAPEX, improve network performance and provide high-speed data services via gigabit Wi-Fi and LTE small cells.

Within the United States Wytec plans to incorporate the LPN-16 into its own “network infrastructure” as part of a hybrid wired-wireless network to support not only small cell backhaul, but to also deliver near-term revenue. Wytec has already developed three (3) of these hybrid networks located in San Antonio, Texas, Columbus, Ohio and Denver, Colorado. Empowered with its experience in millimeter wave transmission and recent industry recognition for utilizing millimeter wave technology for small cell backhaul and as a key component to a 5G network, we believe we have created a robust network infrastructure to deliver high-speed Internet connectivity to businesses and residential multi-dwelling units.

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

Millimeter Wave Infrastructure: Wytec’s core infrastructure design consists of a hybrid network construction utilizing the latest wired and wireless technology. Referred to as the “Diamond Ring,” its wireless components employ both point to point and multipoint wireless transmissions utilizing the latest radio frequency technology supporting unlicensed and quasi-licensed spectrum. Each Wytec Diamond Ring originates from a fiber optics connection within the Central Business District (“CBD”) of a chosen city and extends outward utilizing Wytec’s’ patented LPN-16 and proprietary network design. We have constructed three (3) Diamond Ring networks located in San Antonio, Texas, Columbus, Ohio and Denver, Colorado and applied our patented and proprietary design as a part of our extension strategy for delivering our broadband products and services.

Fixed Wireless: Wytec currently offers a Fixed Wireless broadband solution originating from its millimeter wave Diamond Ring directly to a customer’s premises via a wireless local area network (“WLAN”) connection operating in a 5GHz Wi-Fi radio channel. One hundred (100) Mbps speeds are easily obtainable with the ability to increase to one (1) gigabit or more utilizing Wytec design modifications. Additionally, Wytec has developed a unique broadband Internet feature known as “FlexSpeed” which enables customers to modify their Internet service by increasing their upload and/or download speeds. In a recent survey conducted by Galloway Research, over 80% of the respondents indicated their interest in a variable speed Internet service.

The Organization for Economic Co-operation and Development (“OECD”) believes that by the end of 2017 there were 106.3 million fixed broadband subscribers in the United States.

G.Fast: G.Fast broadband originated from digital subscriber line (“DSL”) technology introduced in the 1980’s. DSL still accounts for more than fifteen percent (15%) of all broadband connections within the U.S. today. The original copper wire installation utilized for DSL still exists in millions of connections throughout the United States including residential and commercial multiple dwelling units (“MDUs”) with average broadband speeds limited to approximately three (3) Mbps to the end user.

Recently, however, DSL technology has made vast technology improvements in the “distribution points” connecting a DSL service. This new technology, called “G.Fast”, can support broadband speeds up to one (1) gigabit per second with the use of advanced Distribution Point Units (“DPU”) while still utilizing existing (dormant) copper wire and/or coax cable. This enormous cost savings makes G.Fast a viable alternative to fiber and Cable within multi-tenant/MDUs. As Wytec extends its Diamond Ring rooftop coverage, G.Fast services to the MDU residential and commercial facilities are expected to expand while accelerating subscriber growth at a greatly reduced cost.

Ovum, an independent worldwide analyst and consultancy firm headquartered in London, and specializing in global coverage of the IT and telecommunications industries, predicts by 2021 that G.fast will support almost 29 million subscribers compared to 330,000 in 2017.

Cel-FI: We believe Wytec offers a powerful alternative to the DAS marketplace valued at over $6.5 billion dollars. DAS is designed to strengthen cellular signals in facilities where construction materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an iDAS) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. DAS requires the support of the carrier to allow access to their network and can take weeks if not months to obtain.

Cel-fi, costing about one third (1/3) that of DAS, is a viable alternative solution but without the tedious and sometimes delayed support of the carriers. Wytec has established a valuable vendor relationship with Nextivity, the inventor and patented owner of Cel-fi technology, and has been declared a premier provider for Cel-fi technology within the U.S.

According to Markets and Markets, a market analyst to more than 5,000 customers worldwide including 80% of global fortune 1000 companies, predicts the DAS market was valued at USD 6.71 Billion in 2015 and is expected to reach USD 10.78 Billion by 2022.

Wytec, with its preferred vendor relationship with Nextivity, expects to generate significant revenues deploying Cel-fi services while simultaneously developing its G.Fast services within the same buildings.

4G LTE: Wytec has secured a wholesale agreement through a Mobile Virtual Network Enabler (“MVNE”) allowing Wytec to access most of the largest carrier’s 4G LTE network operations in the U.S. The 4G LTE cellular network represents the largest cellular deployment in the world and still growing. The 4G cellular market according to most telecom analysts, is substantially over subscribed and has failed to deliver the minimum standards as defined by the International Telecommunications Union as cellular service. Recently, the carriers have developed a wholesale service allowing qualified partners to re-sell the data portion of the 4G network as a secondary connection for a business “back-up” or “fail-over” in the event the customer’s primary Internet connection fails.

Recent studies indicate that the “downtime” that a business experiences during the failure of its primary service is costly and disruptive. As a result of this primary service failure, the carriers developed a “fail-over” or “back-up” service utilizing the 4G network connection. Wytec has exploited its wholesale agreement in developing its own proprietary version of a 4G “fail-over” product to serve the Small Medium Business (“SMB”) Market under the designation of a qualified MVNO. This has allowed Wytec to leverage a massive existing network to expand its subscriber base while constructing its 5G network. The MVNO designation also allows Wytec to market business and residential cellphone service to include voice, text and data offerings.

According to Information Week “IT Downtime Costs U.S. Businesses $26.5 Billion In lost Revenue per year.

Our Target Markets

Wytec has focused its initial attention to serving primarily MDUs for both the commercial and residential market due to the advantage of securing rooftop access for the expansion of its hybrid network. Essentially, the more rooftops we can secure, the faster our network expands. We believe that this rapid expansion capability opens substantial opportunities to extend the LPN-16 technology to surrounding utility poles and further supporting a 5G class network. We identify our target markets as such:

SMB (Small and Medium-Sized Businesses)

•	Employees: 0-100 is considered a small-sized business; 100-999 is considered a medium-sized business. Note that these size specifications may be defined differently by some government organizations, such as the Small Business Administration (“SBA”) which uses the size specifications as part of its process for granting small business loans and for consideration of awarding Federal contracts.
•	Annual Revenue: $5-$10 million
•	IT Staff: Typically one or a few
•	IT skills: Modest. Employees usually learn on the job.
•	Location: Limited geographical boundaries (but may have more remote workers due to outsourcing)
•	Limited CapEx
•	Main considerations for technology purchases include price (because of limited CapEx) and ease of use (because of less experienced IT staff). SMBs prefer the pay-as-you-go subscription model for software purchases
•	The 28 million small businesses in the US account for 54% of U.S. sales

Wytec Product Selection: The SMB is a primarily limited to DSL and Cable Business Internet due to the cost differential and limited coverage of fiber optics. As such they do not enjoy the benefits of gigabit broadband speeds or “symmetrical” Internet features. Wytec provides both gigabit speeds and symmetrical Internet features through its Fixed Wireless and G.Fast service solutions to this business sector at competitive rates to their Cable Internet service.

“… the SMB sector is currently significantly underserved in terms of ICT provision and therefore holds considerable potential for growth, the challenge is how to profitably unlock the potential in a sector that is effectively a hybrid of service providers’ other two main targets – large businesses and consumer…” Source: Amdocs, 2015. Selling to SMBs.

SME (Small and Medium Enterprises). Also known as the “Mid-Market”

•	SME is a more globally-used term than SMB, and is the official market phrase for internationally-based enterprises such as the United Nations, World Bank, World Trade Organization and the European Union.
•	Employees: The European Union has defined an SME as a legally independent company with 101-500 employees
•	Annual Revenue: $10 million- $1 billion
•	IT staff: A small group to several employees
•	IT skills: Generalist skills. Employees often lack specialty skills
•	Location: Likely to have more than one office location, and more remote employees
•	Some CapEx
•	Main considerations for technology purchases include capabilities, functionality, and reporting
•	If the middle market were a country, its GDP would rank it as the fourth-largest economy in the world.

Wytec Product Selection: In a recent Galloway survey the SME could easily afford fiber optic connections but was limited (in many cases) to DSL and Cable Business Internet due to the limited coverage of fiber optics in most cities. As such they do not enjoy the benefits of gigabit broadband speeds or “symmetrical” Internet features that support their main considerations for technology purchases, functionality, and reporting. Wytec provides both gigabit speeds and symmetrical Internet features through its Fixed Wireless and G.Fast service solutions to this business sector at competitive rates to their Cable Internet service.

According to Global Market Insights, Inc., Enterprise Application Market size is expected to reach USD $287.71 billion by 2024. Mounting awareness regarding IT connectivity amongst company management, growing need for better internet infrastructure and swift cloud computing adoption by developed organizations will give a fillip to enterprise application market share over the forecast timeline.

Cities and Municipalities (The Smart City)

Today, cities and municipalities are focused on how to develop their “Smart City” initiatives. These initiatives include the integration of information and communication technology (“ICT”), and various physical devices connected to the network (the Internet of things or IoT) to optimize the efficiency of city operations and services and connect to citizens with the best of Internet services that can enhance and promote a quality of life. Smart city technology allows city officials to interact directly with both community and city infrastructure and to monitor what is happening in the city and how the city is evolving.

City government realizes to achieve their smart city initiatives it will need to embrace 5G innovations including direction on how to utilize their under-utilized assets such as “dark” fiber and utility pole access for small cell placement. There has been and continues to be great political turmoil in the utilization of city assets such as utility pole access due to limited space for multiple carrier access and cost placement to interested service providers.

Wytec’s Smart City Solution: Wytec’s LPN-16 small cell technology has been uniquely designed to meet multiple carrier access and resolve difficult political issues through providing a “license free” use of the LPN-16 to the city for pole placement access.

We intend to license the LPN to various customers inside and outside the United States consisting of urban and rural cities/municipalities, manufacturers, utility companies as well as mobile carriers who will have a need for small cells enabling data offloading. Signals and Systems (“SNS”) Research forecast that greater than 60% of today’s mobile network data traffic will be supported by Small Cell technology by 2020 and account for $352 billion in mobile data service revenues.

In addition to the multi-billion-dollar small cells market cited above we believe Wytec will also be an integral part of carrier mobile data offloading which SNS Research has forecasted to exceed $15 billion by 2020, driven by the proliferation of smartphone ownership, expansion of cell infrastructure, and vast adoption of mobile video which will drive mobile data consumption seven-fold by 2021.

Our Business Strategy

The majority of business broadband connections today are still represented by “wired” services such as fiber optics and Cable. Fixed Wireless broadband currently represents less than 10% of the business Internet market but climbing rapidly. Wytec has designed a “hybrid” broadband solution employing both the latest in wired and wireless technologies with the integration of its wireless Diamond Ring backhaul and its wired G.Fast “in building” connection utilizing existing copper wire and coax. This low-cost network deployment design delivers a highly competitive alternative to both Cable and Fiber Optics while complimenting an extension of the network with its patented LPN-16. We believe this extended network will be capable of supporting the benefits and features found in the next generation (5G) of the cellular industry.

We believe our greatest business opportunity is supported by key proprietary network designs, patented technology and strategic business partnerships. We currently have three (3) Diamond Ring networks utilizing millimeter wave technology and have most recently began the sale and deployment of our G.Fast and Cel-fi solutions. As our G.Fast and Cel-fi solutions are expanded thoughout our markets, our LPN-16 small cell opportunities are also expected to expand, contributing to a city-wide 5G branded solution further supporting the exponential growth of wireless solutions.

In November 2017, the United States Patent and Trademark Office (“USPTO”) granted Wytec’s LPN-16 patent on its small cell device. Our patented LPN-16 features multiple capabilities as a small cell device including:

•	Neutral or agnostic hosting for multiple frequencies without interference
•	Designed for installation on a telephone or light pole
•	Receives backhaul transmission via millimeter wave
•	Producing Internet speeds in excess of 300 Mbps to a Smartphone.
•	Can host both cellular and wi-fi services.

Selling Wytec’s Products

WyQuote: In 2016, Wytec developed, in conjunction with its unique broadband services, its own version of an online quote and ordering service. Through extensive research and observation of business to business (“b2b”) broadband business, Wytec discovered that one of the greatest challenges in delivering b2b broadband services was providing a “live” quote of current services and to be able to immediately order the service “online” through a network of qualified sales agents. WyQuote is currently under development for an upgraded version that allows the “business user” to view Wytec’s products and services and order directly without the aid of an agent. Currently there is no ordering system today that allows a business to view and instantly order broadband services from WyQuote. Traditionally, orders are generated by telephone and/or e-mails while customers have to wait days and sometimes weeks to receive service. The WyQuote system is designed to allow independent agents to view our wireless products and services, evaluate the service, and then purchase the service online in real time. Management believes this functionality will enable us to ramp-up revenues far more quickly than conventional ordering of services. The WyQuote system went live in late 2016 and is fully operational. WyQuote features include:

•	Real-time Quotes for both wired and wireless services
•	Accelerates sales and revenue growth
•	Immediate ordering of services with electronic confirmation of order within one (1) hour
•	Simple to learn and utilize within hours

•	Can be used by existing telecom agents and other channels

Key Strategic Partnership

Nextivity: Nextivity is an award winning indoor cellular coverage technology winning a Gold Stevie® Award in the Fastest Growing Company of the Year category as part of the 12th Annual International Business Awards, and prevailed over competitors in Canada and the U.S.A. Wytec has been declared as a partner and certified integrator for Nextivity.

Employees

As of December 31, 2017, we have eight (8) full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we are able to earn additional revenue through organic growth, acquisitions and strategic alliances during  2018, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Property

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 for approximately $5,630 per month.

Seasonality

Our operations are not expected to be materially affected by seasonality.

History

Wytec was formed in 2011 as a wholly owned subsidiary of Competitive Companies, Inc., a Nevada corporation (“CCI”) currently trading on the OTC-Pink Sheets (trading symbol CCOP). In November 2017, CCI distributed on a pro rata basis to its shareholders all 865,552 shares of the common stock of Wytec owned by it and all 1,731,104 warrants to purchase Wytec common stock owned by it (the “Spin-Off Warrants”), in a spin-off of Wytec by CCI.

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We may be unable to execute our identified business opportunities successfully. Our business success is dependent upon several factors, including but not limited to the following:

•	Our ability to achieve market acceptance of our technology in the United States and overseas;

•	Our ability to monetize our technology by effectively selling our internet access services through our WyQuote marketing system or otherwise;

•	Our ability to build Diamond Ring wireless transmission systems in numerous cities;

•	Our ability to work effectively with building owners in securing rooftops to install and maintain our transmission equipment;

•	Our ability to obtain access to advantageous locations on utility and light poles for deployment of our LPN-16;

•	Our ability to create and deliver compelling product and service offerings for the wholesale and retail business markets for WiFi and voice services;

•	Our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

•	Our ability to avoid excessive equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

•	Our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve;

•	Our ability to configure our products and services to offer customers viable internet access (Wi-Fi) and related telecommunications solutions at a profit;

•	Our ability to be price competitive in a market characterized by intense competition; and

•	Our ability to raise additional capital or financing to fund our growth and to support our operations until we reach profitability, if we achieve profitability.

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on selective rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements, to send and receive wireless signals necessary for the operation of our network. We typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future. Our current business was launched in 2011 and has incurred losses in each year of operation. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

There is no assurance that Wytec’s Link Program will be successful. Through January 2016, Wytec had been relying primarily on the sale of registered links (“Links”) for revenue and working capital. Wytec terminated the offer and sale of Links in January 2016, except for two sales in July 2016. Since June 2016, Wytec has been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e. one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2017). As of November 20, 2017, we had repurchased all but 65 outstanding Links that currently remain with third party owners. Those outstanding Links include 14 that are activated and 51 that are not yet activated. We are generally retaining activated (“live”) Links for our use that are repurchased by us and letting pending Links lapse for the present. The previous sale of Links to third parties was not certain and selling costs were substantial. Once Links were sold, Wytec incurs substantial costs to provide equipment and make related lease payments. There is no assurance that Wytec will be able to realize alternative sources of revenue and cash flow in the future, or that the servicing of Links will not cause Wytec to incur operating deficits. In the absence of Link sale revenue, Wytec may not have sufficient funds to execute its business plan, materially adversely affecting its financial condition, operating results and business performance, or causing it to cease operations.

There is no assurance that we will be able to sell our internet access services through our WyQuote system or otherwise. Our revenue model in our business plan includes anticipated sales of our internet access services through a network of independent agents using the WyQuote online price quote system. The WyQuote system was only recently developed by us and its effectiveness has only been tested. There is no assurance that Wytec will be successful in selling and earning revenue from its 4G and eventually 5G internet access service offerings, or any other service or product. The availability of our service as primary access to the internet is currently limited to markets in which we have built a “diamond ring” transmission network. In all other markets, we would be selling service provided by the infrastructure of other carriers, which may be less profitable for us. Furthermore, customers for our internet access services generally must install special equipment, increasing the cost of our services and rendering it more challenging for us to be cost competitive.

Our success depends in part on the results of current and planned tests of our proprietary LPN-16 technology. Testing thus far has included environmental and radio frequency interference testing with our manufacturer and multiple speed tests utilizing an integrated 2.4GHz and 5GHz Qualcomm 802.11ac chipset which we completed in December of 2014. Additional tests will include proof of concept testing for network load balancing, public safety Band 14 and mobile network operator mobile data offloading, and WiFi and backhaul network testing. While we expect future tests of our LPN-16 to go well since preliminary testing of the technology in San Antonio, Texas, was positive, the LPN-16 may not work as we have currently designed and constructed it, causing us material delays and harm. If the LPN-16 fails the upcoming tests or the tests are materially delayed, it could have a material adverse impact on our financial condition, operating results, and business performance. The timing of the commencement of the launch of the LPN-16 product line is currently uncertain, and may be delayed until we have more capital to fund it. There is no assurance that our LPN-16 or any other proprietary technology that we develop will be successful, will work as planned, or can be commercialized or monetized profitably.

We must adapt quickly to changes in technology. Telecommunications technology is a rapidly evolving technology. We must keep abreast of this technological evolution. To do so, we must continually improve the performance, features and reliability of our equipment and related products. If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.

Our inability to respond timely to technological advances could have an adverse effect on our business. We must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We can offer no assurance that we will be able to successfully use new technologies effectively or adapt our products and services in a timely manner to a competitive standard. If we are unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then we may not be able to successfully compete in our market.

We may not be able to withstand fluctuations in our industry because our business is not diverse. We have limited financial resources, so it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular industry and therefore increase the risks associated with our operations.

Our ability to protect our intellectual property is uncertain. We assigned our five Patents to our subsidiary, Wytec, LLC, which was managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the Patents on behalf of us and itself through Wytec, LLC. There is no assurance that these Patents are enforceable. We re-acquired the 50% of Wytec, LLC that we do not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology, and we may apply for additional patents in the future. On October 31, 2017, we received our Patent on the LPN-16. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to more readily enter the market for this type of equipment.

Our business may be adversely affected by competition. The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Certain competitors may be able to secure products from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing than we will. We cannot assure that we will be able to compete successfully against these competitors, which ultimately may have a materially adverse effect on our business, results of operations, financial condition and potential products in the future.

Our business is subject to government regulation. Our registered Links are subject to and designed to comply with the regulations of the FCC. A change in those regulations or significant diminution of the right to access, use or license of the spectrum acquired in our registered Link program would be expected to have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

We cannot assure that we will achieve profitability. We cannot assure that we will be able to operate profitably in the future. Profitability, if any, will depend in part upon our ability to successfully develop and market our proprietary telecommunications technology, and other products and services. We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the need to adequately service and expand our customer base and to maintain and enhance our current services. Our Link Program may not achieve profitability for a number of reasons, including without limitation insufficient funds to obtain or have access to registered Links, or to install equipment, or to activate the Links, or to sell Link capacity. Our Link Program with individual customers purchasing Links and leasing a portion of their capacity to us may cause operating deficits because sale, installation and activation costs may exceed revenue, if any, from those Links. Our future profitability will be affected by all the risk factors described in this prospectus and inherent in our business.

We are exposed to various possible claims relating to our business and we may not have sufficient insurance to fully protect us. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business, even though we currently maintain insurance policies for liability and property insurance coverage, along with workmen’s compensation and related insurance. Should uninsured losses occur, our investors could lose their invested capital.

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business.

We expect to incur losses for the near future. We project that we will incur development and administrative expenses and operate at a loss for the foreseeable future unless we are able to generate substantial revenues from our planned proprietary products and services. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

We may incur cost overruns. We may incur substantial cost overruns in the development and deployment of our proprietary products and services. Management is not obligated to contribute capital to us. Unanticipated costs may force us to obtain additional capital or financing from other sources or may cause us to lose our entire investment in our business if we are unable to obtain the additional funds necessary to implement our business plan. We cannot assure that we will be able to obtain sufficient capital to successfully implement our business plan. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return on investment in us is diminished.

We could be subject to liens. If we fail to pay for materials and services for our business on a timely basis, our assets could be subject to material men’s and workmen’s liens. We may also be subject to bank liens in the event that we default on loans from banks, if any.

We may face litigation in the future. We may be involved in litigation in the future. The adverse resolution of such litigation to us could impair our ability to continue in business if judgment holders were to seek to liquidate our business through levy and execution. We may incur substantial legal fees and costs in connection with future litigation, if any. If we fail in our defense to future actions, if any, or become subject to a levy and execution on our assets and business, we could be forced to liquidate or to file for bankruptcy and be unable to continue in our business. There is also a risk that we could face litigation and regulatory claims that could have a material adverse effect on our financial condition, operating results, and business.

We may not have adequate funds to implement our business plan. We have limited capital available to us. Although we anticipate securing additional funding from the issuance of additional securities, we cannot assure that we will secure all or any of the funding we anticipate. If our entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations and business performance would be materially adversely affected. We cannot assure that we will have adequate capital or financing to conduct our business or to grow.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. Our success may also depend on our ability to attract and retain other qualified management and personnel familiar in telecommunications industry. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. If and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot provide any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

The loss of the services of any or our management or key executives could adversely affect our business. Our success is substantially dependent on the performance of our executive officers and key employees. The loss of an officer or director could have a material adverse impact on us. We are generally dependent upon our primary executive officer, William H. Gray, for the direction, management and daily supervision of our operations. We do not currently have any employment agreements with any members of our management team.

The consideration being paid to management has not been determined at arm’s-length. The common stock and cash consideration being paid by us to our management have not been determined based on arm’s-length negotiation. We may grant stock options and other equity incentives to our executive officers and directors, which may further dilute our shareholders’ ownership of us. While management believes that the consideration is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of its services.

Directors and officers have limited liability. As permitted by the Nevada General Corporation Law, our certificate of incorporation and by-laws limit the personal liability of our directors and officers and authorize our indemnification of them, but such provision does not eliminate or limit the liability of a director or officer in certain circumstances, such as for: (i) any breach of the director’s or officer’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Nevada General Corporate Law; or (iv) for any transaction from which the director derived an improper personal benefit. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

Our chief executive officer, who is also the chief executive officer of CCI, owns a majority of our voting capital stock and CCI’s voting capital stock, which could create conflicts of interest. Mr. William H. Gray is the chief executive officer, president, chief financial officer, secretary, and chairman of both CCI and Wytec. He is also the holder of all 1,000 outstanding shares of our Series C Preferred Stock, by virtue of which he beneficially owns 51% of our outstanding voting capital stock, and the holder of all 100,000 outstanding shares of CCI’s Series D Preferred Stock, by virtue of which he beneficially owns 51% of CCI’s outstanding voting capital stock. As a result of such stock ownership and managerial control, Mr. Gray is able to generally exercise control over our affairs and CCI’s affairs, which could create conflicts of interest in the future including with respect to agreements and transactions between the two companies. In particular, Mr. Gray will have conflicts of interest in the negotiation, determination of the terms and conditions, and enforcement of contracts and transactions between the two companies, as well as his allocation of time and decisions with respect to corporate opportunities available to both companies at the same time. We cannot assure that such conflicts will be resolved in a manner favorable to the Company.

Risks Relating To Our Common Stock

No market for our common stock currently exists, and an active trading market may not develop or be sustained. Our stock price may fluctuate significantly. There is currently no public market for our common stock. We intend to apply to have our common stock quoted and traded on the OTC-QB Market or possibly the OTC-QX Market. In order to have our common stock quoted for public trading on the OTC-QB or OTC-QX Market, which is an over-the-counter market, not an exchange, we must have a market maker registered with FINRA to sponsor our application for a trading symbol for that over-the-counter market. There is no assurance that we will find a market maker to sponsor our common stock for public trading. An active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price and trading volume being depressed or volatile. We cannot predict the prices at which our common stock may trade. The market price of the common stock may fluctuate widely and decline, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our businesses;

•	success or failure of our business strategies;

•	our quarterly or annual earnings or those of other companies in our industries;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the internet infrastructure industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Furthermore, our business profile and market capitalization may not fit the investment objectives of some CCI stockholders and, as a result, these CCI stockholders may sell their shares of Wytec common stock received by them in the spin-off of Wytec from CCI in November 2017. See “Risk Factors—Substantial sales of our common stock may occur after the spin-off, which could cause our stock price to decline.” Low trading volume for our common stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Substantial sales of our common stock may occur after the spin-off, which could cause our stock price to decline. CCI stockholders receiving shares of our common stock in the spin-off generally may sell those shares immediately in the public market, if and when a public market for our securities is established. Although we have no actual knowledge of any plan or intention of any significant stockholder to sell our common stock following the spin-off, it is likely that some CCI stockholders, possibly including some of its larger stockholders, will sell their Wytec shares for reasons such as our business profile or market capitalization as an independent company, or because we do not fit their investment objectives, or, in the case of index funds, we are not a participant in the index in which they are investing. The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock.

The exercise price of the Spin-Off Warrants may be adjusted higher in the future, depending on the public trading price of our common stock. On March 30, 2018, the exercise price of the Spin-Off Warrants may be adjusted to be the greater of (i) $5.00 per share, or (ii) 85% of the average closing price of the Company’s common stock quoted on the public securities trading market on which the Company’s common stock is then trading with the highest trading volume, during the five (5) consecutive trading days immediately preceding March 30, 2018. If our common stock is not publicly traded by March 30, 2018, then the exercise price will remain at $5.00 per share.

The concentration of our capital voting stock ownership may limit our stockholders’ ability to influence corporate matters and may involve other risks. William H. Gray, the chief executive officer of both CCI and us, is currently the beneficial owner of an aggregate (not subject to dilution) of approximately 51% of CCI’s and Wytec’s outstanding voting power. Upon completion of the spin-off, William H. Gray continues to hold the same percentage of outstanding voting power of CCI and Wytec.

Your percentage ownership in us may be diluted in the future. Our board of directors has the authority to cause us to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants, stock options, and convertible notes. Consequently, our shareholders are subject to the risk that their ownership in us will be substantially diluted in the future.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock. We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and marketing. Prospective investors seeking or needing dividend income should therefore not purchase our common stock. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144 or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang”, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stock price may be volatile. The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock in general.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 for approximately $5,630 per month.

We have entered into multiple rooftop lease agreements for the placement of equipment used in the buildout of our Millimeter Wave Network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not yet been approved for trading on FINRA’s Over-the-Counter QB Market (OTC:QB).

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 3,160,000 of which are issued and outstanding, 6,650,000 of which have been designated as Series B Preferred Stock, 3,691,249 of which are issued and outstanding, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2017. Each share of Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the votes on any matter submitted to shareholders for a vote. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The   liquidation preference of each share of the Series C Preferred Stock is its par value.

As of March 30, 2018, there were 655 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 30, 2018, there were 3,977,310 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Equity Compensation Plan and Information

We have not yet, but may in the future, establish a management equity incentive plan pursuant to which stock options and restricted stock awards may be authorized and granted to the executive officers, directors, employees and key consultants of Wytec.

Warrants

As of December 31, 2017, we have 1,731,104 common stock warrants to purchase up to 1,731,104 shares of our common stock, which we distributed pursuant to the spin-off from CCI. These Spin-Off Warrants are exercisable at any time until June 30, 2018 into one share of our common stock at an exercise price of $5.00 per share, subject to a possible one-time upward adjustment of the exercise price on March 30, 2018 (the “Measure Date”) to be equal to the greater of (i) $5.00 per share, or (ii) 85% of the average closing price of the Wytec common stock on the public securities trading market where it then trades with the highest trading volume for the five (5) consecutive trading days immediately preceding the Measure Date. As of the end of the day on December 31, 2017, we had extended the expiration date of 119,142 otherwarrants to purchase our common stock until January 31, 2018 at an exercise price of $1.50.

Recent Sales of Unregistered Securities

The Company did not issue any securities during the fiscal year ended December 31, 2017 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company agreed to repurchase 390 shares of its outstanding common stock 144,535 shares of preferred stock during the year ended December 31, 2017.  The repurchase transaction was completed in February 2018. No other stock was repurchased by the Company during 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking statements and information that involves risks and uncertainties.

On October 25, 2016, the board of directors of CCI authorized management to pursue a plan to spin-off to its stockholders’ common stock and warrants of a majority-owned subsidiary, Wytec. In the spin-off, record holders of each share of CCI common stock received approximately 0.0026 shares of Wytec common stock, rounded-up to the nearest whole share, and two Wytec common stock purchase warrants for every share of common stock issuable to the holder. The distribution of the Wytec shares of common stock and Spin-Off Warrants to CCI shareholders in the spin-off was effective as of November 20, 2017. Following the spin-off, CCI does not own any equity interest in us, and we operate independently from CCI.

Our consolidated financial statements have been prepared on a stand-alone basis, and reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with GAAP. Our financial statements include certain assets and liabilities that have historically been held at the CCI corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and CCI have been included in our financial statements and are considered to be settled in our consolidated financial statements at the time the spin-off became effective. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 500 feet in circumference. The hardware consists of a chassis or framework approximately three (3) feet in height and a radius of approximately 32 inches. It is designed to be installed in the communications zone of a utility pole or upper end of a light pole and can contain up to 16 radios of varying frequencies. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them within densely populated areas as compared to a traditional large cellular tower covering a much larger area of approximately two (2) miles. The growth of small cells is a response to increasing global data traffic and in preparation of the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) (three of which have expired) directly relating to local multipoint distribution service (“LMDS”) that is utilized in broadband wireless access technology and was originally designed for digital television transmission. LMDS is a system for broadband microwave wireless transmission direct from a local antenna to homes and businesses within a line- of-sight radius, a solution to the so-called last-mile technology challenge of economically bringing high-bandwidth services to users. This technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. Today we utilize 70-80 GHz spectrum for our backhaul positioned on the top of multiple buildings as an expansion of Wytec’s conceptual design of a 5G network. The ultimate expansion of the network is designed to transmit from its rooftop millimeter wave backhaul network to the end user via the LPN-16 supporting both Wi-Fi and cellular networks. This configuration is in place today and became a significant part of our LPN-16 test producing the cellular broadband speeds discussed in “Item 1. Business” of this report.

The 5G network is expected to have a transformative impact as it connects people with devices, data, transport systems and cities in a smart networked communications environment. The 5G network will rely substantially on small cell technology to achieve its goals. To facilitate this, operators need reliable connections with strong signal integrity, significant bandwidth and low latency. Small cells bring improved connectivity (speeds, reliability, and low latency) to the edge of existing macro networks, serving smaller pockets, especially in rural and urban areas.

We believe the LPN-16 small cell specifically solves the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access. It can also assist cities wrestling with the on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G world.

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

Result of Operations for the Years Ended December 31, 2017 and 2016

Revenues for the year ended December 31, 2017 were $48,646 compared to revenues of $69,860 for the year ended December 31, 2016, which resulted in a decrease of $21,214, or 30%. Our revenues decreased in 2017 compared to 2016 due to a reduction in network buildout revenues.

Cost of sales for the year ended December 31, 2017 was $550, a decrease of $24,092, or 98%, from $24,642 for the year ended December 31, 2016. Our cost of sales decreased primarily due to costs incurred in the completion of our network buildout services that was completed during 2016.

Selling, general and administrative expenses were $3,319,620 for the year ended December 31, 2017 compared to $2,926,628 for the year ended December 31, 2016, which resulted in an increase of $392,992 or 13%. The increase in our selling, general and administrative expenses was largely a result of an increase in salaries and wages expense which increased by $71,537 or 9% from $766,236 for the year ended December 31, 2016 to $837,773 for the year ended December 31, 2017. The increase in salaries and wages is due to raises provided to employees and the Company’s officers. The Company’s headcount decreased from 10 employees at December 31, 2016 to 8 employees at December 31, 2017. This increase in salaries and wages was partially offset by a decrease in referral commissions paid. Referral commission expense is recorded in the period in which the commission from the referral has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Research and development costs were $10,859 for the year ended December 31, 2017 compared to $6,097 of research and development costs for the year ended December 31, 2016, which resulted in an increase of $4,762, or 78%. The increase in research and development costs is due to an expansion in expenses incurred in the development of our LPN-16.

Depreciation expense was $210,364 for the year ended December 31, 2017 compared to $203,515 for the year ended December 31, 2016, resulting in an increase of $6,849 or 3%. The increase in depreciation expense is principally due to the placement of additional property and equipment in service during 2017.

Interest expense was $0 for the year ended December 31, 2017 compared to $11,541 of interest expense for the year ended December 31, 2016. The repayment or conversion of all of our outstanding convertible notes in 2016, and the effect of interest income on our cash balances, resulted in the elimination of interest expense in these periods.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2017, we had working capital of $1,367,381. As of December 31, 2017, $1,755,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017 we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI.   The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it.  During 2017 we transferred $391,215  of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $415,952 as of December 31, 2017. As of the date of this report, Wytec  will no longer lend funds to CCI..

We estimate that we will need approximately $3,000,000 of capital or financing over the next 12 months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Obligations for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2017 were $2,853,898   compared to $2,978,028 during the year ended December 31, 2016.

Cash Flow from Investing Activities

Our investing activities consist principally of revenue and expenses related to our Link program (Link sales ended in January 2016 but Link program costs continue), and the LPN-16.

Cash flows used by investing activities during the year ended December 31, 2017 were $31,591 compared to the cash flows used by investing activities of $385,000 during the year ended December 31, 2016. The decrease in cash flows used is due to the Company having to refund certain link purchases in 2016 with no recurrence during 2017.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2017 were $3,615,230 compared to $5,083,029 during the year ended December 31, 2016. During 2016, we issued over $4.8 million in preferred stock and in 2017 we issued $120,000.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2017, our cash balance was $3,496,516. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Impact of Distribution by CCI on our Financial Statements

On October 25, 2016, the board of directors of CCI authorized management to pursue a plan to spin-off (the “Spin-Off”) to its stockholders common stock and warrants of Wytec. In the Spin-Off, record holders of each share of CCI common stock received approximately 0.0026 shares of Wytec’s common stock, rounded-up to the nearest whole share, and two Wytec common stock purchase warrants for every share of Wytec’s common stock issuable to the holder. Following the Spin-Off, CCI no longer owns any equity interest in Wytec, and Wytec operates independently from CCI. The record date for the Spin-Off was November 10, 2017 and the distribution date for the Spin-Off Warrants and Spin-Off common stock was November 20, 2017.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of December 31, 2017 would be $1,755,000. Wytec would incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,755,000 of revenue. If Wytec had repurchased the remaining outstanding Links under the Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,755,000.

Repurchase of Registered Links

During 2016, the Company refunded the purchase price of Registered Links for a total cash payment of $385,000 for the return of those eleven Links and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Links before the Links were installed and absent the acceptance of repurchase under a Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue.

Purchase of Capaciti Networks, Inc.

In November 2016, the Company issued from treasury stock 609,603 common shares to the Company’s former parent, Competitive Companies, Inc., for the purchase of all outstanding shares of Capaciti Networks, Inc. When Wytec acquired Capaciti Networks, Capaciti Networks had net unsecured noninterest bearing accounts payable to CCI on its balance sheet in the amount of $124,421, payable on demand. As of December 31, 2017 and 2016, the outstanding balance of this account payable was $0.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $14,143, 665 at December 31, 2017, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2017 and which are not yet effective. None of the standards will have a material impact on our financial statements

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Wytec International, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wytec International, Inc. and its subsidiaries (collectively, the “Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two-years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has insufficient working capital and a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas

April 2, 2018

We have served as the Company’s auditor since 2016.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets

Current assets:
Cash	$3,496,516	$2,766,775
Accounts receivable, net	702	1,434
Prepaid expenses and other current assets	13,999	14,318
Related party receivable, CCI, net of allowance of $415,952	–	–
Total current assets	3,511,217	2,782,527

Property and equipment, net	307,670	579,788

Other assets:
Construction in process	275,016	363,779
	275,016	363,779

Total assets	$4,093,903	$3,726,094

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$388,836	$172,558
Deferred revenues, net of commissions	1,755,000	1,930,000
Total current liabilities	2,143,836	2,102,558

Total liabilities	2,143,836	2,102,558

Stockholders' equity:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 3,260,000 and 3,360,000 shares issued and 3,160,000 shares and 3,360,000 shares outstanding	3,260	3,360
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,655,784 shares issued, 3,691,249 shares and 3,655,784 shares outstanding	3,735	3,655
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 27,990,725 shares and 25,195,333 shares issued, 3,856,277 and 1,060,885 shares outstanding	27,991	25,195
Additional paid-in capital	21,651,837	17,160,543
Receivable for issuance of common stock	(233,624)	–
Accumulated (deficit)	(14,143,665)	(10,469,000)
Treasury stock:
Common stock, at cost, 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and -0- shares	(179,368)	–
Series B convertible preferred stock, at cost, 44,535 shares and -0- shares	(79,882)	–
Total stockholders' equity	1,950,067	1,623,536

Total liabilities and stockholders' equity	$4,093,903	$3,726,094

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenue	$48,646	$69,860
Cost of sales	550	24,642

Gross profit	48,096	45,218

Expenses:
Selling, general and administrative	3,319,620	2,926,628
Research and development	10,859	6,097
Depreciation and amortization	210,364	203,515
Operating expenses, net	3,540,843	3,136,240

Net operating loss	(3,492,747)	(3,091,022)

Other income (expense):
Interest income	190	577
Impairment of assets	(183,157)	–
Interest expense	–	(11,541)
Gain (loss) on sale of assets	1,049	(120)
Total other income (expense)	(181,918)	(11,084)

Net loss	$(3,674,665)	$(3,102,106)

Weighted average number of common shares outstanding - basic and fully diluted	2,052,752	476,136

Net loss per share - basic and fully diluted	$(1.79)	$(6.52)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Common Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	3,360,000	$3,360	831,161	$831	–	$–	25,005,000	$25,005	24,529,389	$(4,972,146)

Purchase of Capaciti Networks, Inc.	–	–	–	–	–	–	–	–	(609,603)	128,824

Issuance of series B preferred stock	–	–	1,609,623	1,609	–	–	–	–	–	–

Issuance of series B preferred stock for link exchange	–	–	1,215,000	1,215	–	–	–	–	–	–

Issuance of series C preferred stock	–	–	–	–	1,000	1	–	–	–	–

Issuance of common stock	–	–	–	–	–	–	190,333	190	–	–

Issuance of detachable warrants	–	–	–	–	–	–	–	–	–	–

Exchange of related party receivable for 214,662 shares of common stock	–	–	–	–	–	–	–	–	214,662	(256,896)

Net loss for the year ended December 31, 2016	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2016	3,360,000	$3,360	3,655,784	$3,655	1,000	$1	25,195,333	$25,195	24,134,448	$(5,100,218)

Warrants issued for services	–	–	–	–	–	–	–	–	–	–

Issuance of series B preferred stock	–	–	40,000	40	–	–	–	–	–	–

Issuance of series B preferred stock for link exchange	–	–	50,000	50	–	–	–	–	–	–

Conversion of series A preferred stock to common stock	(100,000)	(100)	–	–	–	–	100,000	100	–	–

Conversion of series B preferred stock to common stock	–	–	(10,000)	(10)			10,000	10	–	–

Issuance of common stock	–	–	–	–	–	–	2,685,392	2,686	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2017	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Receivable For Issuance	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2015	–	$–	–	$–	$7,976,628	$–	$(7,366,894)	$(4,333,216)

Purchase of Capaciti Networks, Inc.	–	–	–	–	(128,824)	–	–	–

Issuance of series B preferred stock	–	–	–	–	4,827,233	–	–	4,828,842

Issuance of series B preferred stock for link exchange	–	–	–	–	4,228,785	–	–	4,230,000

Issuance of series C preferred stock	–	–	–	–	544	–	–	545

Issuance of common stock	–	–	–	–	253,452	–	–	253,642

Issuance of detachable warrants	–	–	–	–	2,725	–	–	2,725

Exchange of related party receivable for 214,662 shares of common stock	–	–	–	–	–	–	–	(256,896)

Net loss for the year ended December 31, 2016	–	–	–	–	–	–	(3,102,106)	(3,102,106)

Balance, December 31, 2016	–	$–	–	$–	$17,160,543	–	$(10,469,000)	$1,623,536

Warrants issued for services	–	–	–	–	210,966		–	210,966

Issuance of series B preferred stock	–	–	–	–	119,960		–	120,000

Issuance of series B preferred stock for link exchange	–	–	–	–	174,950		–	175,000

Conversion of series A preferred stock to common stock	–	–	–	–	–		–	–

Conversion of series B preferred stock to common stock		–	–	–	–		–	–

Issuance of common stock	–	–	–	–	3,985,418	(233,624)	–	3,754,480

Purchase of treasury stock	100,000	(179,368)	44,535	(79,882)	–	–	–	(259,250)

Net loss for the year ended December 31, 2017	–				–	–	(3,674,665)	(3,674,665)

Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	$(233,624)	$(14,143,665)	$1,950,067

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(3,674,665)	$(3,102,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Wytec warrants issued for services	210,966	2,725
Depreciation	210,364	203,515
Impairment of assets	183,157	–
(Gain) loss on asset disposal	(1,049)	120
Decrease (increase) in assets:
Accounts receivable	732	(1,217)
Related party receivables	–	(343,257)
Prepaid expenses and other assets	319	(12,854)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	216,278	11,545
Deferred revenues	–	263,501
Net cash used in operating activities	(2,853,898)	(2,978,028)

Cash flows from investing activities
Purchase of construction in progress equipment	(31,591)	–
Refund of link	–	(385,000)
Net cash used in investing activities	(31,591)	(385,000)

Cash flows from financing activities
Principal payments on short term and convertible debts	–	–
Proceeds from issuance of common stock	3,754,480	253,642
Proceeds from issuance of preferred stock	120,000	4,829,387
Purchase of treasury stock	(259,250)	–
Net cash provided by financing activities	3,615,230	5,083,029

Net increase in cash	729,741	1,720,001
Cash - beginning	2,766,775	1,046,774
Cash - ending	$3,496,516	$2,766,775

Supplemental disclosures:
Interest paid	$–	$11,541
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligations	$175,000	$4,160,000
Issuance of preferred stock in exchange for registered link and equipment	$–	$70,000
Sale of property and equipment in exchange for deferred revenue obligations	$–	$35,000

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation: Wytec International, Inc., a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. The accompanying Consolidated Financial Statements include the accounts of Wytec and its subsidiaries, Wylink, Inc., Wytec, LLC, and Capaciti Networks, Inc. All significant intercompany transactions have been eliminated in consolidation.

Wylink Inc., a Texas corporation and wholly owned subsidiary, has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, has been engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. In November 2016, Capaciti was purchased by Wytec from Competitive Companies, Inc., a related party entity through common control. Wytec accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Wytec International, Inc. have been retrospectively adjusted to include the financial results of Capaciti in the current and prior periods as though the transaction occurred at the beginning of each period presented. The Capaciti transaction proceeds are reflected as an equity transaction during the period the transaction occurred, which was in the period ended December 31, 2016. Refer to Note G for additional detail of this transaction.

Collectively, Wytec and its subsidiaries, are referred to as “the Company.”

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. generally accepted accounting principles (“GAAP”) and applied on a consistent basis.

Revenue Recognition: Revenue on sales of FCC register links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the client are recorded as deferred revenue. Commission expense is a period cost and is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period. Commissions are payable at collection of funds from link sale and are not dependent upon successful installation and operation of the link. Revenues from the sale of wired and wireless internet services is recognized in the month in which services are provided.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2017 and December 31, 2016.  The related party receivable from Competitive Companies, Inc. has been fully reserved as of December 31, 2017.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES – continued

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

Impairment of Assets: The Company reviews the carrying value of construction in process and property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives.

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $183,157. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met.

Income Taxes: The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

As of December 31, 2017 and 2016, the Company has applied a full valuation allowance against its net tax assets.

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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES – continued

Government Regulations: The Company is subject to federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal, state and local requirements.

Subsequent Events: Subsequent events have been evaluated by management through the inclusion of this financial statement in the filing of Form 10-K with the Securities and Exchange Commission (“SEC”). Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $14,143,665 at December 31, 2017, and reported cash used by operations of $2,853,898 for the year ended December 31, 2017  . In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2017	2016
Telecommunication equipment and computers	$999,756	$1,062,677
Less: accumulated depreciation	(692,086)	(482,889)

	$307,670	$579,788

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2017 to purchase 1,850,246 shares of common stock exercisable on various dates through June 30, 2018. The warrants are exercisable at the following amounts and rates: 1,731,104 of which are exercisable at an exercise price of $5.00 per share, and 119,142 of which are exercisable at a price of $1.50.

NOTE D – WARRANTS - continued

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2015	2,805,672

Warrants granted	4,680,608
Warrants exercised	(207,000)
Warrants expired	(170,000)

Balance, December 31, 2016	7,109,280

Warrants granted	386,477
Warrants exercised	(2,585,392)
Warrants expired	(3,060,119)

Balance, December 31, 2017	1,850,246

Exercisable, December 31, 2017	1,850,246

During 2017, 296,477 warrants were issued for non-employee compensation expense and 1,850,246 warrants were modified to lengthen their expiration date. The total expense recognized related to these issuances was $103,941 and the total expense recognized related to the modifications was $107,025. These warrants were accounted for with the Black-Scholes option pricing model using a dividend yield of 0%, volatility of 40%, a risk-free rate of 2.00% and expected life ranging from one to eight months. Additionally, 90,000 warrants were issued in connection with Link exchanges.

During 2016, 5,000 warrants were issued for non-employee compensation expense. The total expense recognized related to these issuances was $2,725. These warrants were accounted for with the Black-Scholes option pricing model using a dividend yield of 0%, volatility of 50%, a risk-free rate of 5.00% and expected life one year and nine months.

NOTE E – STOCKHOLDERS’ EQUITY

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

NOTE E – STOCKHOLDERS’ EQUITY - continued

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

NOTE E – STOCKHOLDERS’ EQUITY - continued

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

During 2014 through December 31, 2017, Wytec issued shares of its Series A Preferred Stock and Series B Preferred Stock, along with warrants to purchase Wytec common stock, to outside investors in consideration for the repurchase of registered links from third party owners who had previously purchased them from a subsidiary of Wytec. During year 2014, Wytec issued a total of 3,360,000 shares of its Series A Preferred Stock in exchange for a total of 168 registered links held by third party owners. Twenty-thousand (20,000) shares were issued for each of the 168 registered links exchanged, resulting in an effective value per share of approximately $1.41 since the registered links were originally sold for an average price of approximately $28,150 per link. Setting the exchange price at 20,000 shares was a discretionary decision which established the initial basis for capitalization. During 2016, Wytec issued 1,215,000 shares of its Series B Preferred Stock and 1,215,000 warrants to purchase Wytec common stock in exchange for a total of 121.5 registered links held by third party owners. During 2017, Wytec issued 50,000 shares of its Series B Preferred Stock and 50,000 warrants to purchase Wytec common stock in exchange for a total of 5 registered links held by third party owners. Ten-thousand (10,000) shares were issued for each of the 126.5 registered links exchanged.

In each of these exchanges the Company issued preferred stock, and in some cases Wytec warrants, to the registered link holders in consideration for which the Company either acquired an installed and operational register link or satisfied a deferred revenue obligation associated with the registered Link.

NOTE F – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2017:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$2,700,000	$3,050,000
Less: Valuation allowance	(2,700,000)	(3,050,000)

Net deferred tax assets	$–	$–

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act includes, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code. Staff Accounting Bulletin No. 118 (SAB 118) provides guidance that allows registrants to provide a reasonable estimate of the Tax Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. At December 31, 2017, the Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances. As the Company records a full valuation allowance to offset deferred tax assets, no change in the net deferred tax assets occurred. The Company will continue to refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

The Company has net operating loss carryforwards for tax purposes of approximately $12.97 million that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2017 and December 31, 2016 is warranted. As of December 31, 2017, the Company had not accrued any interest or penalties related to uncertain tax positions.

NOTE F – INCOME TAXES - continued

The Company does not have a liability for state taxes at either December 31, 2017 or December 31, 2016.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2017 and 2016.

NOTE G – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company was owed amounts from CCI of $415,952 at December 31, 2017 and $0 at December 31, 2016. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $415,952 and $747,690 for the years ended December 31, 2017 and 2016, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. As of the date of this report, the Company has no further plans to fund CCI expenses under this agreement.

Purchase of Capaciti: Effective November 17, 2016, the Company acquired 100% of the interest in Capaciti Networks, Inc. (“Capaciti”) by releasing 609,603 shares of the Company’s common stock held in treasury to CCI. Because the Company and CCI are under common control, the Company’s income statement has been retrospectively adjusted to include the financial results of Capaciti in the current and prior periods as though the transaction occurred at the beginning of each period presented. Capaciti activity recorded in the 2016 income statement includes $48,716 in revenues and $68,925 in operating and net loss.

NOTE H – TREASURY STOCK

The Company, through negotiations with CCI, entered into an agreement to purchase back shares of stock held by CCI in exchange for the amount of outstanding receivables from CCI. During 2016, the Company purchased 214,662 shares of its common stock to settle $256,895 of accounts receivable due from CCI.

On November 17, 2016, the Company acquired 100% of the outstanding equity in Capaciti Networks, Inc. in consideration for the issuance of 609,603 shares of the Company’s common stock to CCI.

NOTE I – LEASES

The Company has entered into multiple rooftop lease agreements for the placement of equipment used in the build out of the Company’s millimeter wave network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024. Rent expense for these leases totaled approximately $74,479 for the year ended December 31, 2017. Total rent expense for office space, equipment storage space and rooftop equipment placement was $139,337 and $137,850 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the future minimum lease payments are as follows:

Year Ended December 31,	Amount

2018	$109,690
2019	33,100
2020	32,350
2021	32,800
2022	32,950
Thereafter	29,800

$270,690

NOTE J – REDEMPTION AGREEMENT

On December 29, 2017, the Company entered into a redemption and mutual general release agreement with the Armel Family Trust. The agreement provided for a cash payment by the Company totaling $256,250 in exchange for the following equity securities in the Company, (a) 100,000 shares of Wytec International, Inc. Series A Preferred Stock, and (b) 44,535 shares of Wytec International, Inc. Series B Preferred Stock,. In connection with that transaction, the Company paid an additional $5,075 to the Armel Family Trust which was subsequently repaid to the Company by the Chief Executive Officer, and an additional $3,000 to purchase from it 390 shares of outstanding Wytec common stock, 780 outstanding Wytec Spin-Off Warrants, and 150,000 shares of outstanding CCI common stock. The transaction was completed in February 2018. At December 31, 2017, $259,250 has been recorded by the Company to accrued expenses.

NOTE K – SUBSEQUENT EVENTS

In January 2018, the Company authorized the payment of a cash bonus of $ 26,912 to its chief executive officer.

In January 2018, the Company re-hired Robert Merola as the Chief Technical Officer.

In January 2018, the Company issued 119,142 shares of common stock to three investors pursuant to the exercise of warrants.

In January 2018, the Company received $5,000 from one shareholder for the exercise of 1,000 spin-off warrants for the issuance of 1,000 common stock shares.

In February 2018, the Company received $2,605 from one shareholder for the exercise of 521 spin-off warrants for the issuance of 521 common stock shares.

In March 2018, the Company received $6,775 from one shareholder for the exercise of 1,355 spin-off warrants for the issuance of 1,355 common stock shares

In March, the Company loaned $3,481 to Competitive Companies, Inc. under the LOC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2017, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	A significant portion of our financial reporting is prepared by our financial consultant;

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company; and

•	Inadequate closing process to ensure all material misstatements are corrected in the financial statements.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The members of the board of directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board. Information as to the directors and executive officers of the Company and its wholly owned subsidiary Wytec is as follows:

Name	Age	Position

William H. Gray	66	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Angus Davis	46	Director and Chief Strategy Officer

Tina Bagley	55	Director

Robert Merola	55	Chief Technology Officer

Duties, Responsibilities, and Experience

William H. Gray has been the chairman, chief executive officer, president, chief financial officer, and secretary of Wytec since November 2011, a director of CCI since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the secretary of CCI from February 2009 to April 2014, and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless infrastructures. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the first internet service providers (“ISPs”) to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISP’s to become a competitive local exchange carrier (“CLEC”) in the state of Wisconsin. Mr. Gray also structured one of the first joint venture relationships with an electric utility operation, Jackson Electric COOP, for offering internet access to utility customers. It produced an adoption rate of more than 1,500 subscribers within 30 days. Total subscribers exceeded 12,000. During the last 19 years, Mr. Gray has participated in negotiating numerous Tier One carrier contracts establishing a network extending beyond every major city in the United States. In addition to negotiating and executing carrier contracts, Mr. Gray has also negotiated and executed a pole attachment agreement with one of the largest utility pole owners in the United States, Excel Energy, which owns more than 1,000,000 utility poles. In 2011, as the chief executive officer of Wytec, Mr. Gray negotiated Wytec’s acquisition of five patents involving high speed millimeter wave broadband transmission, setting the pace for Wytec’s most recent patent application covering LPN-16 Small Cell technology, filed in July 2014. Subsequent to the filing, Mr. Gray negotiated and executed an agreement with Level 3 Communications, the largest CLEC in the United States, which provides Wytec with rooftop access to all Level 3 owned buildings in the United States. In addition to his experience in the telecommunications industry, Mr. Gray has held a Series 7 securities license working for one of the largest municipal bond houses in the United States, Underwood Newhaus, which was later acquired by Kemper Capital Markets, where he was marketing and managing more than $100M in investment grade securities to banks, insurance companies, and pension funds. Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Nevada corporation formed in May 2008. ICM has been relatively dormant but plans to sponsor a financing facility in the future. ICM is also the owner of ICM LLC. Mr. Gray was also the president and chief executive officer of DiscoverNet, Inc. from May of 1997 until it entered into Chapter 7 bankruptcy in August 2009. DiscoverNet was a wholly owned subsidiary of CCI. Its assets were assumed by Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, in 2010. DiscoverNet, Inc. was a full service Internet Service Provider deploying wireless broadband internet throughout western Wisconsin and was incorporated in July 1996. Mr. Gray is also the chairman, chief executive officer, chief financial officer and secretary of WyLink, Inc., a wholly owned subsidiary of Wytec formed in June 2012, and Capaciti Networks, Inc., a wholly owned subsidiary of Wytec formed in June 2013. With this dual experience in both telecom and finance, Mr. Gray has been able to found and sustain the CCI group of companies through organic as well as merger and acquisition growth since 1995.

Mr. Gray’s qualifications:

•	Leadership experience – Mr. Gray has been our chairman and chief executive officer of CCI since February 2009 and is the founder of Wytec International, Inc., WyLink, Inc., Innovation Capital Management, Inc., Innovation Capital Management LLC, Wireless Wisconsin, LLC and Capaciti Networks, Inc.
•	Finance experience – Mr. Gray has designed and developed multiple securities investment products and programs as well as complex financial projections and pro forma models. He has extensive knowledge with billing and accounting systems such as QuickBooks and Platypus. Additionally, he has substantial experience with industry billing systems and financial software integration. Mr. Gray has established the Company’s accounting, billing and merchant integration systems for the Company.
•	Industry experience – Mr. Gray has more than 16 years of experience and been intricately involved in the internet industry since 1995.
•	Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

Angus Davis has been the chief strategy officer of Wytec since January 2014, a director of Wytec since April 2014, and was a key employee of Wytec from July 2012 to January 2014. Mr. Davis has also been a key employee of CCI since July 2012 and a director of CCI since April 2014. Mr. Davis has been a senior executive and advisor in strategic operational planning and process improvement for 15 years. Prior to joining CCI from July 2007 to July 2012, Mr. Davis worked for the Texas Division of Teen Challenge as vocational coordinator in charge of product development, manufacturing operations and personnel management. His area of expertise is in creating value, building high-performance teams, and leading sophisticated business transactions. Mr. Davis also worked as the senior principal strategist for Rainmaker Marketing Corporation, where he worked in the design and development of senior housing services and program management for private developers. Mr. Davis also led a project team of architects, attorneys, and specialized consultants in the first $200 million public bond float for a private developer in New Orleans after hurricane Katrina. He helped design and implement the Americans Rebuilding America program which provides a multi-million dollar A-rated bonding facility for service-disabled veteran contractors. Mr. Davis is an army veteran with seven years of service in the United States Army and Army Reserve. Mr. Davis oversees our intelligent community strategy and public private partnership alliances and has a degree in business management from American Intercontinental University, which he received in October 2004.

Mr. Davis’ qualifications:

•	Leadership experience – Mr. Davis has been our chief strategy officer since January 2014.
•	Industry experience - Mr. Davis has over 15 years of experience as a senior executive and advisor in strategic operational planning and process improvement.
•	Technology and education experience - Mr. Davis has a degree in business management from American Intercontinental University.

Tina Bagley has been a vice president of operations of Wytec since January 2014 and was the manager of corporate affairs/operations and liaison of Wytec from March 2012 to January 2014. Ms. Bagley has also been a vice president of operations of CCI since January 2014 and was the manager of corporate affairs/operations and liaison of CCI from March 2012 to January 2014. She advises Wytec and CCI in corporate protocol, business affairs, maintenance, and management of company operations. She also serves as liaison for all operations among CCI, WyLink, Inc., Wytec International, Inc. and Capaciti Networks, Inc. Prior to joining CCI in March 2012, Ms. Bagley worked in various capacities, including as general manager for Clayton Homes, a Berkshire Hathaway Company. Ms. Bagley built and executed a wholesale apparel business prior to joining Clayton Homes.

Ms. Bagley' qualifications:

•	Leadership experience – Ms. Bagley has been our vice president of operations in January 2014.
•	Industry Experience – Ms. Bagley has over 20 years’ experience in operations management
•	Education experience – Ms. Bagley attended Northwest Vista College and Incarnate Word University majoring in Business.

Robert Merola, , has over 20 years of experience in networking, fiber optics, and wireless networks. He was the chief technical officer of the Company from January 2014 to August 2015, a director of the Company from April 2014 to August 2015, and a key employee of the Company from July 2012 to January 2014. He was also the chief technical officer of Competitive Companies, Inc., a Nevada corporation and the former parent company of the Company (“CCI”), from January 2014 to August 2015, a director of the CCI from April 2014 to August 2015, and a key employee of CCI from July 2012 to January 2014. Prior to rejoining the Company, from September 2016 to January 2018, Mr. Merola was the vice president of business development of Goodman Networks, Inc., which manages regional and national installation and maintenance programs for network operators, e-retailers, and electronic manufacturers. From August 2015 to December 2017, Mr. Merola was the owner of Alorem Networks, a network design consulting company. From September 2011 to July 2012, Mr. Merola worked as a sales engineer for Alliance Corporation. From April 2008 to September 2011, he was the wireless network manager for GAW High Speed Internet, Inc. where his responsibilities included the design, installation, and project management of point-to-point and point-to-multipoint design and installation. Mr. Merola has experience installing microwave dishes and supporting hardware on tower sites and rooftops. He has also worked with and for major cellular carriers and consulted and lectured as a wireless expert.

Mr. Merola’s qualifications:

•	Leadership experience – Mr. Merola has been our chief technology officer since January 2018.
•	Industry experience - Mr. Merola has over 20 years of experience in networking, fiber optics, and wireless networks.
•	Technology and education experience - Mr. Merola’s 30 years technology experience spans from his time listed in the USAF through his time spent in various related technology roles with major cellular carriers.

No officer or director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Neither the Company nor any of its current executive officers or directors of the Company are the subject of any pending legal proceedings.

Limitation  of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.” This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of WII and our stockholders (through stockholder’s derivative suits on behalf of WII) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of WII or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of WII, arising out of such person’s services as a director or officer of WII, any subsidiary of WII or any other company or enterprise to which the person provides services at the request of WII. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling WII pursuant to the foregoing provisions, WII has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently no director is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

Audit Committee. Currently, we do not have an audit committee. At this time, the board of directors will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. At such time the Company has the financial resources, a financial expert will be appointed.

Compensation Committee. We currently do not have a compensation committee of the board of directors. Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of CCI. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2016, in that we had limited operations and resources.

Director Nomination Procedures. Generally, nominees for Directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the board or management considers the following criteria:

•	whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

•	whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

•	whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2016, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2017 with senior management. The board of directors has also discussed with Akin, Doherty, Klein & Feuge, (“ADKF”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from ADKF required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

BOARD OF DIRECTORS

William H. Gray

Angus Davis

Tina Bagley

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2017, they were current in their filings.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. The text of the code of conduct has been posted on our internet website and can be viewed at http://www.Wytec International.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and, once we grow more and increase our staff, incentive compensation. Because of our small size and staff to date, we have not yet adopted a management equity incentive plan, nor have we yet used equity incentives as part of our management compensation policy.

While we have not hired at the executive level significantly since inception because our business has not grown sufficiently to justify increasing staff, we expect to grow and hire in the future. Our Named Executive Officers have been with us for many years and their compensation has basically been static, based primarily on levels at which we can afford to retain them, and their responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, adopt a management equity incentive plan and apply the compensation philosophy and policies described in this section of the Registration Statement.

The primary purpose of the compensation and benefits described below is to attract, retain and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
•	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as it competes for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2015, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Our executive officers have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Wytec: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Wytec. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Our Anticipated Compensation Program Following This Distribution

We are currently in the process of determining the compensation programs we anticipate implementing for our senior executives, including our Named Executive Officers following the Distribution. We will include the additional disclosure in subsequent amendments to this prospectus.

Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2016 and December 31, 2017 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2016 and December 31, 2017.

Summary Compensation Table
Name and Principal Position (1)(2)	Year		Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

William H, Gray, Chief Executive Officer, President, Chief Financial Officer and Secretary	2016 2017	$ $	75,434 178,354	$ $	0 267,964	0 0	0 0	0 0	0 0	$ $	75,434 446,318

Angus Davis, Chief Strategy Officer	2016 2017	$ $	35,484 93,639	$ $	0 9,756	0 0	0 0	0 0	0 0	$ $	35,484 103,395

Officers as a Group	2016 2017	$ $	110,918 271,993	$ $	0 277,720	0 0	0 0	0 0	0 0	$ $	110,918 549,713

(1)	All officers serve at will without employment contracts.

(2)	Wytec’s executive officers were not paid any compensation by Wytec until July 16, 2016, when Wytec commenced paying Mr. Gray an annual salary of $175,000, and Mr. Davis an annual salary of $91,878. Prior to July 2016, these executive officers were paid these salaries by CCI.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time. We may enter into employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers received any equity awards during the years ended December 31, 2016 and December 31, 2017.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2017.

Employee Benefit Plans

We have not yet, but may in the future, establish a management equity incentive plan pursuant to which stock options and restricted stock awards may be authorized and granted to the executive officers, directors, employees and key consultants of Wytec. In the event we establish the equity incentive plan, we expect to authorize approximately 10,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2016 and December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2018, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 3,977,310 shares of common stock outstanding as of March 30, 2018.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2018, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	13,609	.003%
Tina Bagley, Director	26,830	.007%
Robert Merola, Chief Technology Officer	30,344	.008%

Angus Davis, Director and Chief Strategy Officer	22,912	.006%
All Officers and Directors as a Group (4 persons)	93,695	.024%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 30, 2018, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Akin, Doherty, Klein & Feuge, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2017 was $58,700 for the year ended December 31, 2017 and $15,000 for the year ended December 31, 2016.

Audit-Related Fees

No fees were billed for audit-related services rendered by Akin, Doherty, Klein & Feuge, P.C for 2017 or 2016

Tax Fees

No fees were billed for tax services rendered by Akin, Doherty, Klein & Feuge, P.C for 2017 or 2016

All Other Fees

No other fees were billed for services rendered by Akin, Doherty, Klein & Feuge, P.C for 2017 or 2016

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Until we appoint an audit committee, our board of directors’ policy in the future is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At board meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Our board of directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. Until we appoint an audit committee, our board of directors will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011*
3.2	Amendment to Articles of Incorporation, dated January 14, 2014*
3.3	Amendment to Articles of Incorporation, dated June 13, 2014*
3.4	Bylaws*
3.5	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014*
3.6	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014*
3.7	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014*
3.8	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015*
3.9	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016*
4.1	Warrant distributed in Spin-Off*
4.2	Amended and Restated Warrant distributed in Spin-Off**
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.*
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.*
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.*
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016*
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016.**
14.1	Code of Conduct*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

*Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.

**Incorporated by reference from the Amended Registration Statement filing on August 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: April 2, 2018	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Executive	April 2, 2018
William Gray	Officer, Principal Accounting Officer, and Director

/s/ Angus Davis	Director	April 2, 2018
Angus Davis

/s/ Tina Bagley	Director	April 2, 2018
Tina Bagley

