Form 10-Q
period 2018-03-31
WYTEC INTERNATIONAL INC
filed 2018-05-11
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

Yes ☐ No ☒

As of May 11, 2018, there were 3,984,451, shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$3,047,457	$3,496,516
Accounts receivable, net	110	702
Prepaid Expense and other current assets	12,480	13,999
Related party receivable, CCI, net of allowance of $419,433 and $415,952	–	–
Total current assets	3,060,047	3,511,217

Property and equipment, net	265,561	307,670

Other assets:
Construction in process	277,122	275,016
	277,122	275,016

Total assets	$3,602,730	$4,093,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$93,285	$388,836
Deferred revenues, net of commissions	1,755,000	1,755,000
Total current liabilities	1,848,285	2,143,836

Total liabilities	1,848,285	2,143,836

Stockholders' equity:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 3,260,000 and 3,360,000 shares issued and 3,160,000 shares and 3,160,000 shares outstanding	3,260	3,260
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,655,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares issued and 1,000 shares outstanding	1	1
Common stock, $.001 par value, 495,000,000 shares authorized, 28,113,472 shares and 27,990,725 shares issued, 3,979,024 shares and 3,856,277 shares outstanding at March 31, 2018 and December 31, 2017, respectively	28,114	27,991
Additional paid-in capital	21,848,452	21,651,837
Receivable for issuance of common stock	–	(233,624)
Accumulated (deficit)	(14,769,649)	(14,143,665)
Treasury stock:
Common stock, at cost, 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' equity	1,754,445	1,950,067

Total liabilities and stockholders' equity	$3,602,730	$4,093,903

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Revenue	$11,318	$12,037
Cost of sales	144	243

Gross profit	11,174	11,794

Expenses:
Selling, general and administrative	578,286	501,072
Research and development	5,270	5,333
Depreciation and amortization	53,649	52,329
Total operating expenses	637,205	558,734

Net operating loss	(626,031)	(546,940)

Other income (expense):
Gain on sale of assets	–	1,167
Interest income	47	47
Total other income (expense)	47	1,214

Net loss	$(625,984)	$(545,726)

Weighted average number of common shares outstanding - basic and fully diluted	3,950,648	1,201,092

Net loss per share - basic and fully diluted	$(0.16)	$(0.45)

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(625,984)	$(545,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,649	52,329
(Gain on) sale of asset	–	(1,167)
Decrease (increase) in assets:
Accounts receivable	592	780
Prepaid expenses and other current assets	1,519	3,871
Related party receivable, CCI	–	(328,140)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(295,551)	(25,914)
Net cash (used) in operating activities	(865,775)	(843,967)

Cash flows from investing activities
Purchases of construction in progress equipment	(2,106)	–
Purchase of equipment	(11,540)	(10,924)
Net cash (used) in investing activities	(13,646)	(10,924)

Cash flows from financing activities
Proceeds from issuance of common stock	430,362	689,052
Net cash provided by financing activities	430,362	689,052

Net increase (decrease) in cash	(449,059)	(165,839)
Cash - beginning	3,496,516	2,766,775
Cash - ending	$3,047,457	$2,600,936

Supplemental disclosures:
Interest paid	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligations	$–	$35,000

See accompanying notes to condensed consolidated financial statements.

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

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, has been engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. In November 2016, Capaciti was purchased by Wytec from Competitive Companies, Inc. (“CCI”), a related party entity through common control. Wytec accounted for the acquisition as a common control transaction and change in reporting entity. The financial results for Wytec International, Inc. were retrospectively adjusted to include the financial results of Capaciti.

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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2018 and December 31, 2017. The related party receivable from CCI has been fully reserved as of December 31, 2017 and March 31, 2018.

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

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the three-month periods ended March 31, 2018 and 2017.

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

Income Taxes: The Company files an income tax return in the U.S. federal jurisdiction as part of the consolidated group with the Company’s wholly owned subsidiaries. The Company is also subject to state income taxes (including franchise, margin and business entity taxes) in several states and such taxes are reflected in income taxes on the Consolidated Statements of Operations. Management is not aware of any uncertain tax positions the Company has taken. The Company is subject to routine examinations by taxing authorities; however, there are currently no examinations for any tax periods in progress and its tax returns for the last four years remain open to examination by its significant taxing jurisdictions.

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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES - continued

Subsequent Events: Subsequent events have been evaluated by management through the inclusion of this financial statement in the filing of Form 10-Q with the Securities and Exchange Commission (“SEC”). Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.

Recently Adopted Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective with financial statements issued for the year ending December 31, 2018, and was implemented by the Company January 1, 2018. The effect of the new standard is not significant to the Company’s operations.

New Accounting Pronouncements: In February 2016, FASB issued ASU No. 2016-02, Leases, requiring entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For leases which meet the criteria of short-term, lessees may elect an accounting policy to not recognize lease assets and liabilities and expense lease payments on a straight-line basis. A short-term lease is one in which the lease term is 12 months or less and there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Under current GAAP, lessees apply a classification test to determine the accounting for the lease arrangements as either capital leases, whereby the lease assets and liabilities would be recognized on the balance sheet, or operating leases, whereby the lessees would not recognize lease assets and liabilities. This ASU will be effective for the Company for the year ending December 31, 2019, and for interim periods therein. The Company is currently evaluating the effects the adoption of this guidance will have on its consolidated financial statements.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $14,769,649 at March 31, 2018, and reported cash used by operations of $865,776 for the three months ended March 31, 2018. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Telecommunication equipment and computers	$1,011,296	$999,756
Less: accumulated depreciation	(745,735)	(692,086)

	$265,561	$307,670

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2018 to purchase 1,727,499 shares of common stock exercisable on various dates through June 30, 2018. The warrants are exercisable at the following amounts and rates: 1,727,499 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2016	7,109,280

Warrants granted	386,477
Warrants exercised	(2,585,392)
Warrants expired	(3,060,119)

Balance, December 31, 2017	1,850,246

Warrants granted	–
Warrants exercised	(122,747)
Warrants expired	–

Balance, March 31, 2018	1,727,499

Exercisable, March 31, 2018	1,727,499

NOTE E – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Series A preferred stock is nonvoting capital stock but may be converted into voting common stock. Each share of series A preferred stock is convertible at the option of the holder at any time after the issuance into one share of common stock, subject to adjustment from time to time in the event (i) the Company subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of common stock, the consolidation or merger with or into another company, the sale, conveyance or other transfer of substantially all of the Company assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of the outstanding common stock upon the occurrence of any such event; or (iii) of the issuance to the holders of Company common stock of securities convertible into, or exchangeable for, such shares of common stock.

NOTE E – STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

NOTE F – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company is owed $419,433 from CCI at March 31, 2018. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $3,481 for the three months ended March 31, 2018 and $415,952 for the year ended December 31, 2017, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE G – SUBSEQUENT EVENTS

In April 2018, the Company authorized the payment of a cash bonus of $6,728.13 to its Chief Executive Officer.

In April 2018, the Company authorized the payment of a cash bonus of $6,728.13 to it Chief Strategy Officer.

In April 2018, the Company issued 5,057 shares of common stock to 3 investors pursuant to the exercise of 5,057 common stock purchase warrants.

In April 2018, the Company signed-entered into a Separation and Release Agreement with the former vice president of operations and director of the Company pursuant to which the Company agreed to provide (1) six weeks salary, (2) six months of health care benefits, three of which will be paid by the Company, and (3) 25,000 common stock purchase warrants exercisable until December 31, 2018 on a cashless basis at an exercise price of $5.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Wytec International, Inc. (hereinafter, with its subsidiary, “Wytec,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue our business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers;

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking statements and information that involves risks and uncertainties.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 500 feet in circumference. The hardware consists of a chassis or framework approximately 32 inches in height with a radius of approximately 12 inches. It is designed to be installed in the communications zone of a utility pole or upper end of a light pole and can contain up to 16 radios of varying technologies and frequencies. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them in densely populated areas as compared to a traditional large cellular tower covering a much larger area of approximately two (2) miles. The growth of small cells is a response to increasing global data traffic and in preparation for the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to local multipoint distribution service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. LMDS technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. LMDS technology commonly operates on microwave frequencies across the 26 GHz and 29 GHz bands. In the United States, frequencies from 31.0 through 31.3 GHz are also considered LMDS frequencies. Today Wytec utilizes the Millimeter Wave 70-80 GHz spectrum for our backhaul in a point to point configuration transmitting from the top of multiple buildings as an expansion of Wytec’s next generation high speed network with further transmission to Wytec’s LPN-16 patented technology. This configuration is in place today and has become the center piece of Wytec’s “smart city” support to cities across the U.S. Wytec’s latest Valuation Report discusses in detail the conceptual plan for hosting multiple carriers on cellular spectrum along with Wi-Fi delivery discussed in numerous technical papers as a significant part of a 5G network delivery system.

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

We believe the LPN-16 small cell can solve some of the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access. It can also assist cities wrestling with the on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G world. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the International Telecommunications Union (ITU) demands for 5G deployment and, for operator needs, and adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing the wide array of interests ranging from public safety entities and wireless innovators, to schools and libraries. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support a neutral host capability. The FCC’s goal of “shared used” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivizes sharing resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 invention covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of the forthcoming 5G development, FCC policy initiatives and customer business usage which we believe these upgrades are innovative and patentable. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant technical and industry experience to develop and execute our operating plan. In addition, we have identified key engineering resources for intellectual property development, antenna development, hardware, software and firmware engineering, as well as integration and testing that will allow us to continue to expand our technology and intellectual property.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The effect of the new standard is not significant to our operations. Previously, we followed the provisions of Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” for revenue recognition and SAB 104.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenue for the three months ended March 31, 2018 was $11,318, as compared to revenue of $12,037 for the three months ended March 31, 2017. This decrease in revenue of $719 or 6% was primarily due to decreases in revenue from our network buildout services and other related engineering services. We estimate that approximately 100% of the decrease in revenue was attributable to a decrease in the volume of sales and none to a decrease in the price charged for our services.

Cost of sales for the three months ended March 31, 2018 was $144, a decrease of $99, or 41%, from $243 in the three months ended March 31, 2017. Our cost of sales decreased to a de-minimis extent and is not related to any trend.

General and administrative expenses were $578,286 for the three months ended March 31, 2018, as compared to $501,072 for the three months ended March 31, 2017. This resulted in an increase of $77,214 or 15% compared to the same period in 2017. The increase in our general and administrative expenses was largely a result of increased salaries and wage expense which increased by $70,005, or 39% for the three months ended March 31, 2018 as compared to the same period in 2017. The additional increase to our general and administrative expenses was from an increase in salary and wages incurred during the three months ended March 31, 2018.

Research and development costs were $5,270 for the three months ended March 31, 2018, as compared to $5,333 for the three months ended March 31, 2017. The decrease of $63 or 1% was due to a decrease in expenses related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2018, we had working capital of $1,211,762. As of March 31, 2018, $1,755,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017 we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of March 31, 2018. As of April 2, 2018, Wytec no longer lends funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2018 were $865,775 compared to $843,967 during the three months ended March 31, 2017. This increase of $21,808 was primarily due to an increase in the related party receivable from the three months ended March 31, 2017 to the same period in 2018, and the larger net operating loss for the three months ended March 31, 2018, as compared to the same period in 2017.

Cash Flow from Investing Activities

Our investing activities consist principally of revenue and expenses related to our Link program (Link sales ended in January 2016, but Link program costs continue), and the LPN-16.

Cash flows used by investing activities during the three months ended March 31, 2018 were $13,646 compared to the cash flows used by investing activities of $10,924 during the three months ended March 31, 2017. The increase in cash flows used in investing activities during the three months ended March 31, 2018 as compared to the same period in 2017 reflects the purchase of equipment in 2018. Capital expenditures totaled $10,924 and $11,540 during the three months ended March 31, 2017 and March 31, 2018, respectively. Additionally, $2,106 was expended for construction-in-process during the three months ended March 31, 2018.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the three months ended March 31, 2018 were $430,362 compared to $689,052 during the three months ended March 31, 2017. These receipts represent proceeds from the sale of the Company’s common and preferred stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2018, our cash balance was $3,047,457. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of March 31, 2018 would be $1,755,000. Wytec would incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,755,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,755,000.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $14,769,649 at March 31, 2018, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2018 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2018. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending March 31, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In January 2018, the Company issued 119,142 shares of common stock to three investors pursuant to the exercise of warrants 119,142 warrants for a total of $178,713 in accordance with Rule 506 (b) of Regulation D of the Securities Act. of 1933, as amended the “Securities Act”.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant distributed in Spin-Off (1)
4.7	Amended and Restated Warrant distributed in Spin-Off (2)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016 (2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018 (3)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

(1) Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.

(2) Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 18, 2018.

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

Date: May 11, 2018

