Form 10-Q
period 2018-06-30
WYTEC INTERNATIONAL INC
filed 2018-08-14
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

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

Yes ☐ No ☒

As of August 14, 2018, there were, 4,213,416 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$2,330,224	$3,496,516
Accounts receivable, net	180,005	702
Prepaid expense and other current assets	13,389	13,999
Related party receivable, CCI, net of allowance of $419,433 and $415,952	–	–
Total current assets	2,523,618	3,511,217

Property and equipment, net	214,493	307,670

Other assets:
Construction in process	318,317	275,016
	318,317	275,016

Total assets	$3,056,428	$4,093,903

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$212,839	$388,836
Deferred revenues, net of commissions	1,755,000	1,755,000
Total current liabilities	1,967,839	2,143,836

Total liabilities	1,967,839	2,143,836

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 3,260,000 and 3,260,000 shares issued and 3,160,000 shares and 3,160,000 shares outstanding	3,260	3,260
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 28,127,380 shares and 27,990,725 shares issued, 3,992,932 shares and 3,856,277 shares outstanding at June 30, 2018 and December 31, 2017, respectively	28,127	27,991
Additional paid-in capital	21,918,054	21,651,837
Receivable for issuance of common stock	–	(233,624)
Accumulated (deficit)	(15,505,120)	(14,143,665)
Treasury Stock:
Common stock, at cost, 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' (deficit)	1,088,589	1,950,067

Total liabilities and stockholders' (deficit)	$3,056,428	$4,093,903

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenue	$177,319	$12,114	$188,637	$24,151
Cost of sales	81,340	–	81,484	243

Gross profit (loss)	95,979	12,114	107,153	23,908

Expenses:
Selling, general and administrative	761,502	773,556	1,339,788	1,274,628
Research and development	16,033	–	21,303	5,333
Depreciation	53,964	52,549	107,613	104,878
Total operating expenses	831,499	826,105	1,468,704	1,384,839

Net loss from operations	(735,520)	(813,991)	(1,361,551)	(1,360,931)

Other income (expense):
Gain (loss) on sale of assets	–	(118)	–	1,049
Interest income	49	47	96	94
Total other income (expense)	49	(71)	96	1,143

Net loss	$(735,471)	$(814,062)	$(1,361,455)	$(1,359,788)

Weighted average number of common shares outstanding - basic and fully diluted	3,984,157	2,047,658	3,980,318	1,626,713

Net loss per share - basic and fully diluted	$(0.18)	$(0.40)	$(0.34)	$(0.84)

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(1,361,455)	$(1,359,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,613	104,878
(Gain) on sale of assets	–	(1,167)
Stock based payments	75	16,036
Decrease (increase) in assets:
Accounts receivable	(179,303)	652
Prepaid expenses	609	4,216
Related party receivable, CCI	–	(371,028)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(175,997)	(16,613)
Deferred revenues	–	–
Net cash used in operating activities	(1,608,458)	(1,622,814)

Cash flows from investing activities
Purchases of property and equipment	(14,435)	(10,923)
Purchase of construction in process equipment	(43,302)	–
Net cash used in investing activities	(57,737)	(10,923)

Cash flows from financing activities
Proceeds from the issuance of preferred stock	–	120,000
Proceeds from the issuance of common stock	499,903	1,681,761
Net cash provided by financing activities	499,903	1,801,761

Net increase in cash	(1,166,292)	168,024
Cash - beginning	3,496,516	2,766,775
Cash - ending	$2,330,224	$2,934,799

Supplemental disclosures:
Interest paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligation	$–	$35,000

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

Wylink Inc. (“Wylink”), a Texas corporation and wholly owned subsidiary, was until January 2016 engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allowed qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

Wytec, LLC, a Delaware limited liability held patents focused on high capacity millimeter wave technology.

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, was engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. In November 2016, Wytec purchased 100% of the outstanding stock of Capaciti from Competitive Companies, Inc. (“CCI”), a related party entity through common control. Wytec accounted for the acquisition as a common control transaction and change in reporting entity.

Collectively, Wytec and subsidiaries, are referred to as “Company.”

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. generally accepted accounting principles (“GAAP”) and applied on a consistent basis.

Revenue Recognition: In accordance with ASC 606, revenue is recognized upon the transfer of control of promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of the new guidance, we take the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are separate performance obligations in the contract; (iii) determine the transaction price, including considering the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract based on the standalone selling price or estimated standalone selling price of the good or service; and (v) recognize revenue when (or as) we satisfy each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For arrangements that contain multiple goods or services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is a period cost and is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period. Commissions are payable at collection of funds from link sale and are not dependent upon successful installation and operation of the link. Revenues from the sale of wired and wireless internet services is recognized in the month in which services are provided.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2018 and December 31, 2017. The related party receivable from CCI has been fully reserved as of June 30, 2018 and December 31, 2017.

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

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the six-month periods ended June 30, 2018 and 2017.

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

In June 2018, the FASB issued Accounting Standards Update “ASU No. 2018-07 – Compensation – Stock Compensation”. The ASU expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. The guidance in the ASU is effective for the Company in all fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements, if any.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $15,505,120 at June 30, 2018, and reported cash used by operations of $1,608,458 for the six months ended June 30, 2018. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2018	2017
Telecommunication equipment and computers	$1,014,192	$999,756
Less: accumulated depreciation	(799,699)	(692,086)

	$214,493	$307,670

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2018 to purchase 1,738,591 shares of common stock exercisable on various dates through December 31, 2018. The warrants are exercisable at the following amounts and rates: 1,738,591 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2016	7,109,280

Warrants granted	386,477
Warrants exercised	(2,585,392)
Warrants expired	(3,060,119)

Balance, December 31, 2017	1,850,246

Warrants granted	25,000
Warrants exercised	(136,655)
Warrants expired	–

Balance, June 30, 2018	1,738,591

Exercisable, June 30, 2018	1,738,591

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

NOTE F – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company is owed $419,433 from CCI at June 30, 2018. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $3,481 for the six months ended June 30, 2018 and $415,952 for the year ended December 31, 2017, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE G – SUBSEQUENT EVENTS

In July 2018, the Company issued114 shares of common stock to1 investor pursuant to the exercise of common stock purchase warrants.

In July 2018, the Company authorized the payment of a cash bonus of $20,000 to its Chief Executive Officer.

In July 2018, the Company issued 440,000 common stock purchase warrants to 5 investors pursuant to our early conversion offer to our existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area. The hardware consists of a chassis or framework approximately 32 inches in height with a radius of approximately 12 inches. It is designed to be installed in the communications zone of a utility pole or upper end of a light pole and can contain up to 16 radios of varying technologies and frequencies. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them in densely populated areas as compared to a traditional large cellular tower covering a much larger area of approximately two (2) miles. The growth of small cells is a response to increasing global data traffic and in preparation for the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to local multipoint distribution service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. LMDS technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. LMDS technology commonly operates on microwave frequencies across the 26 GHz and 29 GHz bands. In the United States, frequencies from 31.0 through 31.3 GHz are also considered LMDS frequencies. Today Wytec utilizes the Millimeter Wave 70-80 GHz spectrum for our backhaul in a point to point configuration transmitting from the top of multiple buildings as an expansion of Wytec’s next generation high speed network with further transmission through Wytec’s LPN-16 patented technology. A new and improved design of this configuration is currently being developed to support the 5G standards for mobile data speeds up to 1Gbps Mbps.

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

We believe the LPN-16 small cell can solve some of the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access. It can also assist cities wrestling with the on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G world. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the International Telecommunications Union (ITU) demands for 5G deployment and, for operator needs, and adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing the wide array of interests ranging from public safety entities and wireless innovators, to schools and libraries. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support a neutral host capability. The FCC’s goal of “shared use” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivizes sharing resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 invention covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of the forthcoming 5G development, FCC policy initiatives and customer business usage. We believe that these upgrades are innovative and patentable. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core value of the Company.

In addition to Wytec’s intellectual property development, the Company has introduced two new product offerings known as G.fast and Cel-Fi, which further support our smart city initiatives. G.fast utilizes existing copper wire or coaxial cable to deliver gigabit broadband to underserved residential and commercial customers without the high cost and protracted construction time associated with traditional fiber optic construction. Cel-fi is a smart indoor wireless technology that boosts cellular strength for the major carriers at a dramatically lower cost than distributed antenna systems. Management believes G.fast and Cel-fi will strengthen the Company’s ability to generate near-term revenue to complement long-term revenue and value expected from its LPN-16.

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

Beginning with this filing period the Company has reported revenue from the sale and installation of its new Cel-fi product and anticipates a steady increase in revenues throughout the year on reported sales of both our new products and services, Cel-fi and G.fast.

Most recently the company entered into a Memorandum of Understanding with Parallel Wireless, Inc. on July 25, 2018 to develop an enhanced LPN-16 prototype.  The MOU addresses collaboration in three areas: (1) co-marketing and prototype development; (2) collaboration in establishing an LPN-16 with greater features and capabilities; and (3) collaboration on city-level tests to demonstrate new LPN-16 functionality derived through the combination of both parties’ respective intellectual property. By combining the carrier neutral host capabilities of the LPN-16 with the carrier-agnostic network orchestration of Parallel Wireless’ HetNet Gateway and other proprietary technology, Wytec and Parallel seek to create a system that can better serve multiple carriers, without the carrier’s system seeing any difference from the traditional carrier supplied platform and further remove the traditional barriers to costly city-wide network development.

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Revenue for the six months ended June 30, 2018 was $188,637, as compared to revenue of $24,151 for the six months ended June 30, 2017. This increase in revenue of $164,486 or 681% was primarily due to increases in revenue from our network buildout services and other related engineering services.

Cost of sales for the six months ended June 30, 2018 was $81,484, an increase of $81,241, or 33,433%, from $243 in the six months ended June 30, 2017. Our cost of sales increased to an increase in sales of our buildout services and other related engineering services.

General and administrative expenses were $1,339,788 for the six months ended June 30, 2018, as compared to $1,274,628 for the six months ended June 30, 2017. This resulted in an increase of $65,160 or 5% compared to the same period in 2017. The increase in our general and administrative expenses was largely a result of increased salaries and wage expense which increased by $25,994, or 4% for the six months ended June 30, 2018 as compared to the same period in 2017. The additional increase to our general and administrative expenses was from an increase in salary and wages incurred during the six months ended June 30, 2018.

Research and development costs were $21,303 for the six months ended June 30, 2018, as compared to $5,333 for the six months ended June 30, 2017. The increase of $15,970 or 299% was due to an increase in expenses related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2018, we had working capital of $555,779. As of June 30, 2018, $1,755,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017, we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of June 30, 2018. As of April 2, 2018, Wytec no longer lends funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2018 were $1,608,458 compared to $1,622,814 during the six months ended June 30, 2017. This decrease of $14,356 was primarily due to an decrease in the related party receivable from the six months ended June 30, 2017 to the same period in 2018.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2018 were $57,737 compared to the cash flows used by investing activities of $10,923 during the six months ended June 30, 2017. The increase in cash flows used in investing activities during the six months ended June 30, 2018 as compared to the same period in 2017 reflects the purchase of equipment in 2018. Capital expenditures totaled $14,453 and $10,923 during the six months ended June 30, 2017 and June 30, 2018, respectively. Additionally, $43,302 was expended for construction-in-process during the six months ended June 30, 2018.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the three months ended June 30, 2018 were $499,903 compared to $1,801,761 during the six months ended June 30, 2017. These receipts represent proceeds from the sale of the Company’s common and preferred stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2018, our cash balance was $2,330,224. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of June 30, 2018 would be $1,755,000. Wytec would incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,755,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,755,000.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $15,505,120 at June 30, 2018, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2018 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2018. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

During the six months ending June 30, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2018, the Company issued 114 shares of common stock to 1 investor pursuant to the exercise of 114 warrants for a total of $570 in accordance with Rule 506 (b) of Regulation D of the Securities Act. of 1933, as amended the “Securities Act”.

In July 2018, the Company issued 440,000 common stock purchase warrants to 5 investors pursuant to our early conversion offer to our existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

Date: August 14, 2018

