Form 10-Q
period 2018-09-30
WYTEC INTERNATIONAL INC
filed 2018-11-14
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of November 14, 2018, there were, 4,707,013 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYTEC INTERNATIONAL, INC

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$1,723,697	$3,496,516
Accounts receivable, net	713	702
Prepaid expense and other current assets	5,664	13,999
Related party receivable, CCI, net of allowance of $419,433 and $415,952	–	–
Total current assets	1,730,074	3,511,217

Property and equipment, net	164,586	307,670

Other assets:
Construction in process	320,317	275,016
	320,317	275,016

Total assets	$2,214,977	$4,093,903

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$108,347	$388,836
Deferred revenues, net of commissions	1,755,000	1,755,000
Total current liabilities	1,863,347	2,143,836

Total liabilities	1,863,347	2,143,836

Stockholders' (deficit):
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 3,000,000 and 3,260,000 shares issued and 2,900,000 shares and 3,160,000 shares outstanding	3,000	3,260
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 28,390,830 shares and 27,990,725 shares issued, 4,256,382 shares and 3,856,277 shares outstanding	28,391	27,991
Additional paid-in capital	21,951,301	21,651,837
Receivable for issuance of common stock	–	(233,624)
Accumulated (deficit)	(16,275,330)	(14,143,665)
Treasury Stock:
Common stock, at cost, 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' (deficit)	351,630	1,950,067

Total liabilities and stockholders' (deficit)	$2,214,977	$4,093,903

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue	$70,560	$12,149	$259,197	$36,300
Cost of sales	88,756	–	170,240	243

Gross profit (loss)	(18,196)	12,149	88,957	36,057

Expenses:
Selling, general and administrative	695,667	1,167,853	2,035,456	2,442,481
Research and development	2,258	2,516	23,561	7,849
Depreciation	54,137	52,604	161,749	157,482
Total operating expenses	752,062	1,222,973	2,220,766	2,607,812

Net loss from operations	(770,258)	(1,210,824)	(2,131,809)	(2,571,755)

Other income (expense):
Gain (loss) on sale of assets	–	–	–	1,049
Interest income	48	48	144	142
Total other income (expense)	48	48	144	1,191

Net loss	$(770,210)	$(1,210,776)	$(2,131,665)	$(2,570,564)

Weighted average number of common shares outstanding - basic and fully diluted	4,173,503	2,320,766	4,036,919	1,863,873

Net loss per share - basic and fully diluted	$(0.18)	$(0.52)	$(0.53)	$(1.38)

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,131,665)	$(2,570,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,749	157,482
(Gain) on sale of assets	–	(1,049)
Stock based payments	16,075	58,805
Decrease (increase) in assets:
Accounts receivable	(11)	370
Prepaid expense and other current assets	8,334	(6,765)
Related party receivable, CCI	–	–
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(280,488)	(53,511)
Deferred revenues	–	–
Net cash used in operating activities	(2,226,006)	(2,415,232)

Cash flows from investing activities
Purchases of property and equipment	(18,665)	(25,284)
Purchase of construction in process equipment	(45,301)	–
Net cash used in investing activities	(63,966)	(25,284)

Cash flows from financing activities
Proceeds from the issuance of preferred stock	–	120,000
Proceeds from the issuance of common stock	517,153	1,793,011
Net cash provided by financing activities	517,153	1,913,011

Net decrease in cash	(1,772,819)	(527,505)
Cash - beginning	3,496,516	2,766,775
Cash - ending	$1,723,697	$2,239,270

Supplemental disclosures:
Interest paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligation	$–	$140,000

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

Collectively, Wytec and subsidiaries are referred to as “Company.”

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2018 and December 31, 2017. The related party receivable from CCI has been fully reserved as of September 30, 2018 and December 31, 2017.

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

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the nine-month periods ended September 30, 2018 and 2017.

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

Recently Adopted Accounting Pronouncement: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective with financial statements issued for the year ending December 31, 2018 and was implemented by the Company on January 1, 2018. The effect of the new standard is not significant to the Company’s operations.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $16,275,330, and a working capital deficit of $133,273 at September 30, 2018, and reported cash used by operations of $2,226,006 for the nine months ended September 30, 2018. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017
Telecommunication equipment and computers	$1,018,421	$999,756
Less: accumulated depreciation	(853,835)	(692,086)

	$164,586	$307,670

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2018 to purchase 4,255,141 shares of common stock exercisable on various dates through December 31, 2020. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable at an exercise price of $1.00 and 2,255,141 are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2016	7,109,280

Warrants granted	386,477
Warrants exercised	(2,585,392)
Warrants expired	(3,060,119)

Balance, December 31, 2017	1,850,246

Warrants granted	2,545,000
Warrants exercised	(140,105)
Warrants expired	–

Balance, September 30, 2018	4,255,141

Exercisable, September 30, 2018	4,255,141

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

NOTE F – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for its portion of the expense through management fees. The Company is owed $419,433 from CCI at September 30, 2018. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $3,481 for the nine months ended September 30, 2018 and $415,952 for the year ended December 31, 2017, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE G – SUBSEQUENT EVENTS

In October 2018, the Company issued 110,000 shares of common stock and 220,000 common stock purchase warrants to four Linkholders in exchange for eleven links pursuant to our exchange offer to our existing Linkholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In October 2018, the Company issued 120,000 shares of common stock and 240,000 common stock purchase warrants to three investors pursuant to our early conversion offer to our existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In October 2018, the Company refunded one Registered Link for a total cash payment of $35,000 for the return of one link obligation.

In October 2018, the Company issued 261 shares of common stock to one investor pursuant to the exercise of common stock purchase warrants.

In November 2018, the Company issued 220,000 shares of common stock and 440,000 common stock purchase warrants to four investors pursuant to our early conversion offer to our existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	Inability to list or have our common stock quoted for trading on a public securities trading market, or if we do achieve such trading status, volatility or decline of our stock price may occur;

(b)	potential fluctuation in quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue our business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers;

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology;

(q)	inability to obtain patent or other protection for our proprietary intellectual property;

(r)	Adverse government regulation or enforcement having a material adverse effect on our operating results, financial condition and business prospects and performance;

(s)	Currently our outstanding securities are illiquid and there is no assurance that they will be liquid or easily transferrable in the future; and

(t)	The growth and demand for 5G networks and level of service may be slower and more costly to implement than anticipated.

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

We believe the LPN-16 small cell can solve some of the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access. It can also assist cities wrestling with the on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G world. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the International Telecommunications Union (ITU) demands for 5G deployment and, for operator needs, adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing a wide array of interests ranging from public safety entities and wireless innovators, to schools and libraries. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support a neutral host capability. The FCC’s goal of “shared use” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivizes sharing resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

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

Beginning with the second quarter 2018, the Company has reported revenue from the sale and installation of its new Cel-fi product and anticipates a steady increase in revenues throughout the year on reported sales of both our new products and services, Cel-fi and G.fast.

On July 25, 2018 the Company entered into a Memorandum of Understanding with Parallel Wireless, Inc. to develop an enhanced LPN-16 prototype. The MOU addresses collaboration in three areas: (1) co-marketing and prototype development; (2) collaboration in establishing an LPN-16 with greater features and capabilities; and (3) collaboration on city-level tests to demonstrate new LPN-16 functionality derived through the combination of both parties’ respective intellectual property. By combining the carrier neutral host capabilities of the LPN-16 with the carrier-agnostic network orchestration of Parallel Wireless’ HetNet Gateway and other proprietary technology, Wytec and Parallel seek to create a system that can better serve multiple carriers, without the carrier’s system seeing any difference from the traditional carrier supplied platform and further remove the traditional barriers to costly city-wide network development.

On or about September 23, 2018, we, entered into an agreement (“Agreement”) with Drexel Hamilton, LLC (“Drexel”), an investment banking company headquartered in New York, New York, pursuant to which Drexel agreed to act as financial advisor, placement agent, and arranger us in connection with our strategic goal to raise growth capital, obtain project financing and other loans, finance the sale and installation of our products for Wytec customers, and execute acquisitions and other strategic relationships for us and our affiliates. Drexel may also perform business development services for Wytec under the Agreement.

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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Revenue for the nine months ended September 30, 2018 was $259,197, as compared to revenue of $36,300 for the nine months ended September 30, 2017. This increase in revenue of $222,897 or 614% was primarily due to increases in revenue from our network buildout services and other related engineering services.

Cost of sales for the nine months ended September 30, 2018 was $170,240, an increase of $169,997, or 69,958%, from $243 in the nine months ended September 30, 2017. Our cost of sales increased to an increase in sales of our buildout services and other related engineering services.

General and administrative expenses were $2,035,456 for the nine months ended September 30, 2018, as compared to $2,442,481 for the nine months ended September 30, 2017. This represented a decrease of $407,025 or 17% compared to the same period in 2017. Our general and administrative expenses decrease is due to a reduction of consulting expenses and build out expenses related to network buildout services and other related engineering services.

Research and development costs were $23,561 for the nine months ended September 30, 2018, as compared to $7,849 for the nine months ended September 30, 2017. The increase of $15,712 or 200% was due to an increase in expenses related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2018, we had a working capital deficit of $133,273. As of September 30, 2018, $1,755,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017, we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has no sales or cash flows and does not have nor is it expected to have the resources to pay the LOC. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. We do not plan to make any more advances to CCI from the LOC. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to the spinoff of Wytec to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of September 30, 2018. As of April 2, 2018, Wytec no longer lends funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2018 were $2,226,006 compared to $2,415,232 during the nine months ended September 30, 2017. This decrease of $189,226 was primarily due to an decrease in the related party receivable as well as a reduction in the Company’s accrued expenses for the nine months ended September 30, 2017 to the same period in 2018.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2018 were $63,966 compared to the cash flows used by investing activities of $25,284 during the nine months ended September 30, 2017. The increase in cash flows used in investing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 reflects the purchase of equipment in 2018. Capital expenditures totaled $25,284 and $18,665 during the nine months ended September 30, 2017 and September 30, 2018, respectively. Additionally, $45,301 was expended for construction-in-process during the six months ended September 30, 2018.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the nine months ended September 30, 2018 were $517,153 compared to $1,913,011 during the nine months ended September 30, 2017. These receipts represent proceeds from the sale of the Company’s common and preferred stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2018, our cash balance was $1,723,697. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of September 30, 2018 would be $1,755,000. Wytec would incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,755,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,755,000.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $16,275,330 and a working capital deficit of $133,273 at September 30, 2018, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2018 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2018. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and we lack adequate segregation of duties due to the limited size and resources of the Company.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending September 30, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2018, the Company issued 220,000 shares of common stock and 440,000 common stock purchase warrants to five investors pursuant to its early conversion offer to its existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In September 2018, the Company issued 40,000 shares of common stock and 80,000 common stock purchase warrants to one investor pursuant to its early conversion offer to its existing Series A Preferred Stockholders in accordance with Rule 506 (b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

1.01	Entry into a Material Definitive Agreement with Drexel Hamilton, LLC, dated on or before September 23, 2018
3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.03	Material Modification to Rights of Security Holders, dated May 14, 2018
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant distributed in Spin-Off (1)
4.7	Amended and Restated Warrant distributed in Spin-Off (2)
4.8	Warrant issued by Wytec International, Inc. to Tina Bagley (4)
4.9	Warrant issued by Wytec International, Inc. to William H. Gray (5)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016 (2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018 (3)
10.7	Separation and Release Agreement, executed on April 26, 2018 (4)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

(1) Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.

(2) Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 18, 2018.

(4) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2018.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

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

Date: November 14, 2018

