Form 10-K
period 2018-12-31
WYTEC INTERNATIONAL INC
filed 2019-04-05
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act ). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on April 5, 2019 was 4,993,789 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

The LPN-16 technology firmly supports the small cell growth forecasted by RCRWireless News and aligns with the needs of the 5th Generation (“5G”) network technology as defined by the International Telecommunications Union (“ITU”) and the September 26, 2018, Federal Communications Commission Declaratory Ruling and Third Report and Order (FCC 18-133) entitled “Accelerating Wireless Broadband Deployment by Removing Barriers to Infrastructure Investment stemming from the United States Congress’ desire to more rapidly deploy small cells across America in support of the United States’ goal of winning the international 5G race. ITU sets the standards for enabling enhanced mobile broadband service, ultra-reliable, low latency communications, massive machine type communications and a converged fixed and mobile network service that is flexible enough to handle the explosive increase of traffic from new emerging bandwidth-hungry services such as ultra-high definition TV, augmented reality, video conferencing, remote medical treatment and driverless cars. Based on extensive technical and market research, management believes our LPN development, testing, and commercialization schedule is ahead of the industry’s current small cells forecast and 5G network development timeline.

The 5G network is expected to have a transformative impact as it ushers in ubiquitous mobile supercomputing through the “Fourth Industrial Revolution” which is expected to blur the lines between cyber and physical domains by connecting people with devices, data, transport systems and cities in a smart networked communications environment. The 5G network will rely substantially on small cell technology to achieve its goals. To facilitate this, operators need reliable connections with strong signal integrity, significant bandwidth and low latency at a cost per gigabit delivered that is significantly lower than using traditional large tower network architectures. Small cells bring improved connectivity (speeds, reliability, and low latency) to the edge of existing macro networks, serving smaller pockets, especially in rural and urban areas.

“5G is changing the cellular network infrastructure paradigm, and small cells are a key piece of this shift.”

Qualcomm, 2018

We believe the LPN-16 small cell specifically solves the long-term challenges faced by operators deploying small cells who need access to wired and wireless backhaul, lower total cost of ownership and easier site acquisition and access, and cities wrestling with the on-going ills of digital exclusion, new revenue sources, public safety, technology upgrades, network growth demands, as well as the political hurdles and new business models needed to realize the benefits of a 5G world and smart cities.

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

In view of the 5G network goals, the demand and challenges of small cell technology placement and the FCC’s policy goals of shared infrastructure and accelerated small cell placement, Wytec developed the LPN-16 to be a radical new approach to traditional small cell solutions for both carriers and cities. Our solution is designed to enable greater coverage and capacity at a significant decrease in the cost to deliver a gigabyte of data than current small cell solutions. Through research and extensive financial and business modeling management believes the LPN neutral host small cell network will outperform other small cells across numerous dimensions.

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

2.4 GHz 802.11n &
5 GHz 802.11ac
3.65 GHz/Small
Cell/other TBD
3.65 GHz/Small
Cell/other TBD
4.9 GHz Public
Safety Band
4.9 GHz Public
Safety Band
2.4 GHz 802.11n &
5 GHz 802.11ac
Gigabit Switch
A/C Power Supply

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

Form Factor: The form factor of the LPN-16 allows for multiple radio cards to be combined on one transmission module.  The form factor of the LPN-16 was designed to allow for various radio types and frequencies to coexist within the LPN-16’s chassis.  Radio cards having frequency bands ranging from Cellular Bands residing on eNodeB Modules – 700 MHz to 2700 MHz, CBRS Band 3550-3700 MHz, MHz, 4.9 GHz Public Safety Band and 2.4- 5.x Wi-Fi Bands. The LPN-16’s form factor allows for endless upgrades as radio technologies change without having to conduct a “Wholesale” or “Fork Lift” upgrade to the system. The entire LPN-16 platform is designed to be field upgradable, which we believe makes the LPN-16 the most cost-effective radio platform available on the market today.

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

Mounting Options: Although mounting options appear to be mundane among product characteristics, it has come to the forefront for many cities and pole owners. Empowered by the FCC’s Public Notice, 6409 (a) and recent FCC 18-133 Declaratory Ruling, many are aggressively pushing for greater access to city rights- of -way (“ROW”), chief of which is the utility pole. Cities are seeing a trend which they feel limits their control of municipal ROW for public safety, environmental compliance, and revenue generation. These concerns are also coupled with the potential cluttering of the public space with thousands of radios deployed by each carrier. Pole owners are also concerned with too many improperly mounted attachments as well as the combined weight of all attachments that can potentially degrade pole integrity.

The LPN-16 can mount to walls or poles. For a pole the LPN-16 would be mounted approximately 8-15 meters from the ground with a line of sight of approximately 350 meters (1,100 feet), however, the height and line of sight ranges are not limited. An advantage of using light poles or traffic light poles is they provide a power source and are evenly, closely, and frequently spaced through dense urban, urban, and suburban morphologies supporting Wytec’s unique small cell densification strategy which is necessary for 5G high-speed and low latency performance and which enables cities to control the deployment of 5G infrastructure more effectively.

Technology Trials

Beginning in 2019, Wytec expects to initiate a new series of technology trials and demonstrations which represent what management believes is a new and disruptive class of small cell infrastructure for cities and mobile operators. Enabled by our proprietary neutral host concept and intellectual property, LPN-16, we plan to test and verify a variety of potential network architectures, technology combinations, performance features, and economics critical to our prospective clients. In conjunction with our own intellectual property, the tests are anticipated to utilize established and industry leading technology providers, manufacturers, and consultants active in the telecommunications, regulatory, political, and municipal market space. Initial testing is expected to focus on millimeter wave frequencies and performance in a variety of dense urban, urban, suburban, and cluttered rural morphologies. Testing is scheduled to begin in the second quarter of 2019 at one of the oldest and largest nonprofit applied research and development facilities in the United States. Additional demonstrations scheduled for 2019 are expected to include LTE spectrum analysis, as well as features such as edge computing required to support both mobile operators and smart city applications.

A unique and key component of our planned neutral host network testing is expected to include participation with multiple qualified U.S. cities desiring more control over their 5G deployment initiatives. This is expected to include demonstrating how Wytec’s neutral host network enables cities to include alignment and compliance with the Communications Act of 1934 Section 253 (a), Section 332(c)(7) of the Act and the September 26, 2018 Declaratory Ruling and Third Report and Order related to rapid expansion of small cells by ensuring that state or local governments do not impair or impede the development of 5G infrastructure.

Our Competition

There are numerous existing and commercially available methods of providing both small cell technology, site rental as well as high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. We believe the principal competitive factors affecting our lines of business for LPN-16 placement and our hybrid network Internet service will be our time to market in traditionally underserved areas, differentiated service offerings such as FlexSpeed business Internet, 4G LTE Internet failover, and our SmartDAS service as well as, traditional business strategies for meeting market pricing levels and clear pricing policies, customer service, and the variety of services offered.

Although we believe our FlexSpeed, and related services allow for market rate pricing, our ability to compete effectively will depend upon our continued capacity to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, we believe that we may need to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of our current and potential competitors have more financial, personnel and other resources than Wytec, including brand name recognition as well as other competitive advantages.

Competition by Service (Internet and Internet Failover). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. We deliver our own branded version of 5G Internet services called FlexSpeed and we also provide, through a wholesale agreement, a 4G LTE voice, text and data service representing the four largest U.S. wireless carrier networks. These services have significant competition from the carriers providing similar services at less cost and using other communications technologies unavailable to us as well as substantial financial resources and brand awareness that we do not have. While some of these technologies and services are now operational, others are being developed or may be developed. Our primary 4G LTE service offering is a wireless automatic Internet failover. We compete for customers based principally on providing better and lower cost marketing methods and pricing discounts from sales volume and unique performance features enabled by smart routers.

SmartDAS Competition. SmartDAS is an alternative to traditional DAS, which according to Markets and Markets, was valued at USD $6.71 Billion in 2015 and expected to reach USD $10.78 Billion by 2022. The DAS industry is dominated by substantially well financed vendors such as CommScope, TE Connectivity (purchased by CommScope), Axell, Corning, Solid and other large DAS providers. SmartDAS is our branded technology and financing solution for the “middleprise” market and we believe provides a compelling alternative solution costing 1/3 the current cost of DAS as well as expediting installation. Our technology partner, Nextivity, has declared Wytec a premier Certified Solutions Provider and is partnering with Wytec in national marketing campaigns to present the SmartDAS solution.

LPN-16 Target Customers

Cities: to remain competitive cities need to leverage their existing assets, dark fiber and utility poles to increase broadband penetration and data speeds expected in a smart city, as well as the ability to maintain aesthetic infrastructure development, and non-discriminatory means for creating competition. The recent FCC Declaratory Ruling (FCC 18-133) has further removed the power and control cities have to manage their ROW and generate necessary revenues to support broadband initiatives for underserved areas and city operations. We believe Wytec’s neutral host network enables cities to exert more control over their 5G deployment initiatives which we believe is distinctly different from current mobile operator or tower company offerings.

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

Mobile Network Operators: today’s smart devices are driving data demand which we believe will grow at a steep compound annual rate for the indefinite future. Mobile operators need new options to scale their networks to carry the increased traffic. We believe our neutral host network enables operators to use pole attachments effectively and future-proof network infrastructure allowing upgradeability to reduce congestion, decrease short and long-term CAPEX related to macro tower construction, improve network performance, and provide high-speed data services via gigabit Wi-Fi and LTE small cells.

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

G.Fast: G.Fast broadband originated from the digital subscriber line (“DSL”) technology introduced in the 1980’s. DSL still accounts for more than fifteen percent (15%) of all broadband connections within the U.S. today. The original copper wire installation utilized for DSL still exists in millions of connections throughout the United States including residential and commercial multiple dwelling units (“MDUs”) with average broadband speeds limited to approximately three (3) Mbps to the end user.

Recently, however, DSL technology has made vast technology improvements in the “distribution points” connecting a DSL service. This new technology, called “G.Fast”, can support broadband speeds up to one (1) gigabit per second with the use of advanced Distribution Point Units (“DPU”) while still utilizing existing (dormant) copper wire and/or coax cable. We believe this produces enormous cost savings and underpins Wytec’s FlexSpeed service as a viable alternative to fiber and Cable within multi-tenant/MDUs. As Wytec extends its FlexSpeed services to MDU residential and commercial facilities management anticipates accelerated subscriber growth at a greatly reduced cost.

Ovum, an independent worldwide analyst and consultancy firm headquartered in London, and specializing in global coverage of the IT and telecommunications industries, predicts by 2021 that G.fast, ( the technology inherent in our branded FlexSpeed service) will support almost 29 million subscribers compared to 330,000 in 2017.

SmartDAS: We believe Wytec offers a powerful alternative to the inbuilding cellular enhancement market which consists of signal boosters, small cells and indoor DAS which according to] has a market value over $11 billion dollars through 2023. DAS is designed to strengthen cellular signals in facilities where construction materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an iDAS) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take weeks if not months to obtain.

We believe SmartDAS, costing about one third (1/3) that of traditional DAS, is a viable alternative solution without the tedious and sometimes delayed support of the carriers. Wytec has established a valuable vendor relationship with Nextivity, the inventor and patented owner of the underlying technology in our branded SmartDAS service and Wytec has been declared a premier provider of this technology within the U.S.

According to Markets and Markets, a market analyst to more than 5,000 customers worldwide including 80% of global fortune 1000 companies, predicts the DAS market was valued at USD 6.71 Billion in 2015 and is expected to reach USD 10.78 Billion by 2022.

Wytec, with its preferred vendor relationship with Nextivity, expects to generate significant revenues deploying SmartDAS services while simultaneously developing its FlexSpeed services within the same buildings.

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

Recent studies indicate that the “downtime” that a business experiences during the failure of its primary service is costly and disruptive. As a result of this primary service failure, the carriers developed a “fail-over” or “back-up” service utilizing the 4G network connection. Wytec has exploited its wholesale agreement in developing its own proprietary version of a 4G “fail-over” product to serve the Small Medium Business (“SMB”) Market. This has allowed Wytec to leverage a massive existing network to expand its subscriber base while constructing its 5G network.

According to Information Week “IT Downtime Costs U.S. Businesses $26.5 Billion In lost Revenue per year.

Our Target Markets

Wytec has focused its initial attention to serving primarily MDUs for both the commercial and residential market due to the advantage of securing rooftop access for the expansion of its hybrid network. Essentially, the more rooftops we can secure, the faster our network expands. We believe that this rapid expansion capability opens substantial opportunities to extend the LPN-16 technology to surrounding utility poles and further supporting a 5G network. We identify our target markets as such:

SMB (Small and Medium-Sized Businesses)

•	Employees: 0-100 is considered a small-sized business; 100-999 is considered a medium-sized business. Note that these size specifications may be defined differently by some government organizations, such as the Small Business Administration (“SBA”) which uses the size specifications as part of its process for granting small business loans and for consideration of awarding Federal contracts.
•	Annual Revenue: $5-$10 million
•	IT Staff: Typically, one or a few
•	IT skills: Modest. Employees usually learn on the job.
•	Location: Limited geographical boundaries (but may have more remote workers due to outsourcing)
•	Limited CapEx
•	Main considerations for technology purchases include price (because of limited CapEx) and ease of use (because of less experienced IT staff).
•	The 28 million small businesses in the US account for 54% of U.S. sales

SME (Small and Medium Enterprises). Also known as the “Mid-Market”

•	SME is a more globally-used term than SMB, and is the official market phrase for internationally-based enterprises such as the United Nations, World Bank, World Trade Organization and the European Union.
•	Employees: The European Union has defined an SME as a legally independent company with 101-500 employees
•	Annual Revenue: $10 million- $1 billion
•	IT staff: A small group to several employees
•	IT skills: Generalist skills. Employees often lack specialty skills
•	Location: Likely to have more than one office location, and more remote employees
•	Some CapEx
•	Main considerations for technology purchases include capabilities, functionality, and reporting
•	If the middle market were a country, its GDP would rank it as the fourth-largest economy in the world.

Wytec Product Selection: In a Galloway survey the SME could easily afford fiber optic connections but was limited (in many cases) to DSL and Cable Business Internet due to the limited coverage of fiber optics in most cities. As such they do not enjoy the benefits of gigabit broadband speeds or “symmetrical” Internet features that support their main considerations for technology purchases, functionality, and reporting. Wytec provides both gigabit speeds and symmetrical Internet features through its FlexSpeed service solutions to this business sector at competitive rates to their Cable Internet service.

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

City government realizes in order to achieve their smart city initiatives they will need to embrace 5G innovations including direction on how to utilize their under-utilized assets such as “dark” fiber and utility pole access for small cell placement. There has been and continues to be great political turmoil in the utilization of city assets such as utility pole access due to limited space for multiple carrier access and cost placement to interested service providers.

Wytec’s Smart City Solution: Wytec’s LPN-16 small cell technology has been uniquely designed to meet multiple carrier access and resolve difficult political and regulatory issues through providing flexible city ownership models that empower cities to engage with mobile operators more effectively and deploy 5G network initiatives more quickly.

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

Our Business Strategy

The majority of business broadband connections today are still represented by “wired” services such as fiber optics and Cable. Wytec has designed a “hybrid” broadband solution employing both the latest in wired and wireless technologies with the introduction of our proprietary FlexSpeed service utilizing millimeter wave and existing copper wire and coax. This low-cost network deployment design delivers a highly competitive alternative to both Cable and Fiber Optics. We believe our FlexSpeed, SmartDAS and LPN-16 network are perfectly timed to support the benefits and features found in the next generation (5G) of wired and wireless services.

We believe our greatest business opportunity is supported by key proprietary network designs, patented technology and strategic business partnerships and an evolving world-class digital marketing, customer support, sales intelligence and sales management system. We have most recently begun the sale and deployment of our FlexSpeed and SmartDAS solutions. As our FlexSpeed and SmartDAS solutions are expanded throughout our markets, our LPN-16 small cell opportunities are also expected to expand, contributing to a city-wide 5G branded solution further supporting the exponential growth of wireless solutions.

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

Selling Wytec’s Products

We believe Wytec is developing a world class lead generation, customer relationship management (CRM), sales intelligence and sales management system to support all of its products and services. We believe this rapidly evolving system takes advantage of current weaknesses in traditional service provider marketing and sales methodologies as well as recent advancements in digital technologies and management anticipates significant decreases in lead generation and sales cost as well as accelerated sales and revenue growth over previous years due to these investments.

Key Strategic Partnership

Nextivity: Nextivity is an award winning indoor cellular coverage technology winning a Gold Stevie® Award in the Fastest Growing Company of the Year category as part of the 12th Annual International Business Awards, and prevailed over competitors in Canada and the U.S.A. Wytec has been declared as a partner and certified integrator for Nextivity.

Employees

As of December 31, 2018, we have sixteen (16) full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we are able to earn additional revenue through organic growth, acquisitions and strategic alliances during 2018, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on selective rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements, to send and receive wireless signals necessary for the operation of our network. We typically seek five year initial terms for our leases with three to five-year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

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

There is no assurance that Wytec’s Link Program will be successful. Through January 2016, Wytec had been relying primarily on the sale of registered links (“Links”) for revenue and working capital. Wytec terminated the offer and sale of Links in January 2016, except for two sales in July 2016. Beginning June 2018, Wytec is offering 10,000 units, each Unit consisting of (i) one share of the Company’s common stock and (ii) two common stock purchase warrants, for each registered link submitted for exchange by our existing Link holders. Each Warrant is exercisable at any time until June 30, 2019 into one share of our common stock at an exercise price of $5.00 per share. As of April 5, 2019, we had 51 links that have not been repurchased consisting of 13 activated links, one link agreement expiration and 39 links that are not yet activated.

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

Our ability to protect our intellectual property is uncertain. We assigned our five Patents to our subsidiary, Wytec, LLC, which was managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the Patents on behalf of us and itself through Wytec, LLC. There is no assurance that these Patents are enforceable. We re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology, and we may apply for additional patents in the future. On October 31, 2017, we received our Patent on the LPN-16. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to more readily enter the market for this type of equipment.

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

Our chief executive officer, who is also the chief executive officer of CCI, owns a majority of our voting capital stock and CCI’s voting capital stock, which could create conflicts of interest. Mr. William H. Gray is the chief executive officer, president, chief financial officer, secretary, and chairman of both CCI and Wytec. He is also the holder of all 1,000 outstanding shares of our Series C Preferred Stock, by virtue of which he beneficially owns 51% of our outstanding voting capital stock, and the holder of all 100,000 outstanding shares of CCI’s Series D Preferred Stock, by virtue of which he beneficially owns 51% of CCI’s outstanding voting capital stock. Mr. Gray also owns 2,000,000 warrants to purchase up to 2,000,000 shares of Wytec common stock. Upon exercise of those warrants Mr. Gray would own 2, 000,000 additional share of voting common stock. As a result of such stock ownership and managerial control, Mr. Gray is able to generally exercise control over our affairs and CCI’s affairs, which could create conflicts of interest in the future including with respect to agreements and transactions between the two companies. In particular, Mr. Gray will have conflicts of interest in the negotiation, determination of the terms and conditions, and enforcement of contracts and transactions between the two companies, as well as his allocation of time and decisions with respect to corporate opportunities available to both companies at the same time. We cannot assure that such conflicts will be resolved in a manner favorable to the Company.

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

The concentration of our capital voting stock ownership may limit our stockholders’ ability to influence corporate matters and may involve other risks. William H. Gray, the chief executive officer, is currently the beneficial owner of an aggregate (not subject to dilution) of approximately 51% of Wytec’s outstanding voting power, with the potential to acquire up to an additional 2,000,000 shares of voting common stock pursuant to the exercise of 2,000,000 warrants currently owned by Mr. Gray.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 and 2,210 square feet of office space at 19206 Huebner Road, Suite 201, San Antonio, TX 78258 for approximately $9,800 per month.

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

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 3,160,000 of which are issued and outstanding, 6,650,000 of which have been designated as Series B Preferred Stock, 3,691,249 of which are issued and outstanding, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2018. Each share of Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the votes on any matter submitted to shareholders for a vote. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The   liquidation preference of each share of the Series C Preferred Stock is its par value.

As of April 5, 2019, there were 750 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of April 5, 2019, there were 4,993,789 shares of common stock outstanding on record.

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

Warrants

As of December 31, 2018, we have 1,731,104 common stock warrants to purchase up to 1,731,104 shares of our common stock, which we distributed pursuant to the spin-off from CCI. These Spin-Off Warrants are exercisable at any time until June 30, 2019 into one share of our common stock at an exercise price of $5.00 per share. We also have outstanding 2,000,000 warrants to purchase our common stock at an exercise price of $1.00 per share until December 31, 2020 and 1,487,999 warrants to purchase our common stock at an exercise price of $5.00 per share with expiration dates through June 30, 2019 at an exercise price of $5.00 per share.

Recent Sales of Unregistered Securities

The Company did not issue any securities during the fiscal year ended December 31, 2018 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company agreed to repurchase 390 shares of its outstanding common stock 144,535 shares of preferred stock during the year ended December 31, 2017.  The repurchase transaction was completed in February 2018. No other stock was repurchased by the Company during 2018.

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

For a summary of critical accounting policies, please refer to the notes to the Consolidated Financial Statements, Note A, Significant Accounting Policies.

Result of Operations for the Years Ended December 31, 2018 and 2017

Revenues for the year ended December 31, 2018 were $305,712 compared to revenues of $48,646 for the year ended December 31, 2017, which resulted in an increase of $257,066, or 528%. Our revenues increased in 2018 compared to 2017 due to an increase in revenue from our network buildout services and other related engineering services.

Cost of sales for the year ended December 31, 2018 was $201,279, an increase of $200,729, or 36,496%, from $550 for the year ended December 31, 2017. Our cost of sales increased primarily due to increased costs incurred related to our buildout services and other related engineering services.

Selling and general and administrative expenses were $2,885,039 for the year ended December 31, 2018 compared to $3,319,620 for the year ended December 31, 2017, which resulted in a decrease of $434,581 or 13%. The decrease in our selling and general and administrative expenses was largely a result of a decrease in our consulting and design services, marketing, legal commissions paid and bad debt write off of CCI receivable, offset by an increase in salaries and wages expense. Salaries and wages expense increased by $553,449 or 66% from $837,773 for the year ended December 31, 2017 to $1,391,222 for the year ended December 31, 2018. The increase in salaries and wages is due to raises provided to employees and the Company’s officers. The Company’s headcount increased from eight employees at December 31, 2017 to 16 employees at December 31, 2018.

Research and development costs were $23,741 for the year ended December 31, 2018 compared to $10,859 of research and development costs for the year ended December 31, 2017, which resulted in an increase of $12,882, or 119%. The increase in research and development costs is due to an expansion in expenses incurred in the development of our LPN-16.

Depreciation expense was $184,360 for the year ended December 31, 2018 compared to $210,364 for the year ended December 31, 2017, resulting in a decrease of $26,004 or 12%. The decrease in depreciation expense is principally due to fewer asset additions in the last 2 to 3 years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2018, we had working capital of $206,563. As of December 31, 2018, $1,320,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017, we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017, we transferred $391,215  of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016, but prior to our spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of December 31, 2018. Since April 1, 2018, Wytec has not lent funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2018 were 3,002,643 compared to $2,853,898 during the year ended December 31, 2017.

Cash Flow from Investing Activities

Our investing activities consist principally of revenue and expenses related to our Link program (Link sales ended in January 2016 but Link program costs continue), and the LPN-16.

Cash flows used by investing activities during the year ended December 31, 2018 were $70,730 compared to the cash flows used by investing activities of $31,591 during the year ended December 31, 2017. The increase in cash flows used is due to the Company having to purchase equipment and refund certain link purchases in 2018 with no recurrence during 2017.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2018 were $1,297,992 compared to $3,615,230 during the year ended December 31, 2017. During the year ended 2017, we issued $120,000 in preferred stock and $3,754,480 in common stock and during the year ended 2018, we issued $1,297,992 in common stock.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of December 31, 2018, our cash balance was $1,721,135. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Deferred Revenue

Deferred revenue of $1,320,000 consists of amounts billed and collected before services have been completed. Wytec would need to incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,320,000 of revenue.

Repurchase of Registered Links

During 2018, the Company refunded the purchase price of one Registered Link for a total cash payment of $35,000 for the return of the Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Links before the Links were installed and absent the acceptance of repurchase under a Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $17,264,788 at December 31, 2018, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2018 and which are not yet effective. The new lease standard under ASU No. 2016-02, Leases, will be implemented beginning January 1, 2019. The new standard will require the majority of leases over one year to be treated similar to a capital lease with both an asset and liability recognized.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Wytec International, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wytec International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two-years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas

April 5, 2019

We have served as the Company’s auditor since 2016.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current assets:
Cash	$1,721,135	$3,496,516
Accounts receivable, net	23,461	702
Prepaid expenses and other current assets	10,425	13,999
Related party receivable, CCI, net of allowance of $419,433	–	–
Total current assets	1,755,021	3,511,217

Property and equipment, net	191,454	307,670

Other assets:
Construction in process, net	144,994	275,016
	144,994	275,016

Total assets	$2,091,469	$4,093,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$228,458	$388,836
Deferred revenues, net of commissions	1,320,000	1,755,000
Total current liabilities	1,548,458	2,143,836

Total liabilities	1,548,458	2,143,836

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares authorized: Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 3,260,000 shares issued and 2,460,000 shares and 3,160,000 shares outstanding	2,560	3,260
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 29,106,998 shares and 27,990,725 shares issued, 4,972,550 and 3,856,277 shares outstanding	29,107	27,991
Additional paid-in capital	23,131,864	21,651,837
Receivable for issuance of common stock	–	(233,624)
Accumulated (deficit)	(17,264,788)	(14,143,665)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity	543,011	1,950,067

Total liabilities and stockholders' equity	$2,091,469	$4,093,903

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2018	2017

Revenue	$305,712	$48,646
Cost of sales	201,279	550

Gross profit	104,433	48,096

Expenses:
Selling, general and administrative	2,885,039	3,319,620
Research and development	23,741	10,859
Depreciation and amortization	184,360	210,364
Operating expenses, net	3,093,140	3,540,843

Net operating loss	(2,988,707)	(3,492,747)

Other income (expense):
Interest income	192	190
Impairment of assets	(132,608)	(183,157)
Gain on sale of assets	–	1,049
Total other income (expense)	(132,416)	(181,918)

Net loss	$(3,121,123)	$(3,674,665)

Weighted average number of common shares outstanding - basic and fully diluted	4,190,204	2,052,752

Net loss per share - basic and fully diluted	$(0.74)	$(1.79)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	3,360,000	$3,360	3,655,784	$3,655	1,000	$1	25,195,333	$25,195	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	–	–	–	–

Issuance of series B preferred stock	–	–	40,000	40	–	–	–	–	–	–

Issuance of series B preferred stock for link exchange	–	–	50,000	50	–	–	–	–	–	–

Conversion of series A preferred stock to common stock	(100,000)	(100)	–	–	–	–	100,000	100	–	–

Conversion of series B preferred stock to common stock	–	–	(10,000)	(10)	–	–	10,000	10	–	–

Issuance of common stock	–	–	–	–	–	–	2,685,392	2,686	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2017	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	–	–	–	–

Conversion of series A preferred stock to common stock	(700,000)	(700)	–	–	–	–	700,000	700	–	–

Issuance of common stock	–	–	–	–	–	–	416,143	416	–	–

Net loss for the year ended December 31, 2018	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

	Class A Preferred		Class B Preferred		Additional	Receivable For		Total
	Treasury Stock		Treasury Stock		Paid-in	Issuance	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2016	–	$–	–	$–	$17,160,543	$–	$(10,469,000)	$1,623,536

Stock based payments for services	–	–	–	–	210,966	–	–	210,966

Issuance of series B preferred stock	–	–	–	–	119,960	–	–	120,000

Issuance of series B preferred stock for link exchange	–	–	–	–	174,950	–	–	175,000

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–

Issuance of common stock	–	–	–	–	3,985,418	(233,624)	–	3,754,480

Purchase of treasury stock	100,000	(179,368)	44,535	(79,882)	–	–	–	(259,250)

Net loss for the year ended December 31, 2017	–	–	–	–	–	–	(3,674,665)	(3,674,665)

Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	(233,624)	$(14,143,665)	$1,950,067

Stock based payments for services	–	–	–	–	16,075	–	–	16,075

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–

Issuance of common stock	–	–	–	–	1,463,952	233,624	–	1,697,992

Net loss for the year ended December 31, 2018	–	–	–	–	–	–	(3,121,123)	(3,121,123)

Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$0	$(17,264,788)	$543,011

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(3,121,123)	$(3,674,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,360	210,364
Impairment of assets	132,608	183,157
(Gain) on asset disposal	–	(1,049)
Stock based payments	16,075	210,966
Decrease (increase) in assets:
Accounts receivable	(22,759)	732
Related party receivables	–	–
Prepaid expenses and other assets	3,574	319
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(160,378)	216,278
Deferred revenues	(35,000)	–
Net cash used in operating activities	(3,002,643)	(2,853,898)

Cash flows from investing activities
Purchase of construction in progress equipment	(2,586)	(31,591)
Purchase of equipment	(68,144)	–
Net cash used in investing activities	(70,730)	(31,591)

Cash flows from financing activities
Proceeds from issuance of common stock	1,297,992	3,754,480
Proceeds from issuance of preferred stock	–	120,000
Purchase of treasury stock	–	(259,250)
Net cash provided by financing activities	1,297,992	3,615,230

Net increase in cash	(1,775,381)	729,741
Cash - beginning	3,496,516	2,766,775
Cash - ending	$1,721,135	$3,496,516

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligations	$40,000	$175,000

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

Revenue and Cost Recognition. On January 1, 2018, Wytec International, Inc. adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. We implemented this standard using the modified retrospective method. While adoption of this standard required additional disclosures, adoption did not have a material impact on our consolidated financial statements and no adjustments were made to prior periods.

Revenues from the sale and installation of Cel-fi systems totaled $261,186 in 2018 and $0 in 2017. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $44,526 in 2018 and $48,646 in 2017. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded in 2018 or 2017.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2018 and December 31, 2017.  The related party receivable from Competitive Companies, Inc. has been fully reserved as of December 31, 2018.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $132,608 and $183,157 as of December 31, 2018 and 2017, respectively. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met. During 2018, $400,000 of deferred revenue obligations were relieved in exchange for the issuance of preferred stock and $35,000 was refunded to the customer. During 2017, $175,000 of deferred revenue obligations were relieved in exchange for the issuance of preferred stock.

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

New Accounting Pronouncements: In February 2016, FASB issued ASU No. 2016-02, Leases, requiring entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For leases which meet the criteria of short-term, lessees may elect an accounting policy to not recognize lease assets and liabilities and expense lease payments on a straight-line basis. A short-term lease is one in which the lease term is 12 months or less and there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The new standard will be effective for the Company for the year ending December 31, 2019. Based on the Company’s current portfolio of leases, we expect to record a right to use asset of approximately $410,000 and a lease liability of approximately $410,000.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $17,264,788 at December 31, 2018, and reported cash used by operations of $3,002,643 for the year ended December 31, 2018. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2018	2017
Telecommunication equipment and computers	$1,067,900	$999,756
Less: accumulated depreciation	(876,446)	(692,086)

	$191,454	$307,670

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2018 to purchase 5,219,103 shares of common stock exercisable on various dates through June 30, 2019. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 3,219,103 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2016	7,109,280

Warrants granted	386,477
Warrants exercised	(2,585,392)
Warrants expired	(3,060,119)

Balance, December 31, 2017	1,850,246

Warrants granted	3,665,000
Warrants exercised	(296,143)
Warrants expired	–

Balance, December 31, 2018	5,219,103

Exercisable, December 31, 2018	5,219,103

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

During 2018, 1,425,000 warrants were issued for non-employee compensation expense and 2,000,000 warrants were issued for executive compensation. The total expense recognized related to the issuances was $16,075 and these warrants were accounted for with the Black-Scholes option pricing model using a dividend yield of 0%, volatility of 40%, a risk-free rate of 2.00% and expected life ranging from one to twenty-four months. Additionally, 240,000 warrants were issued in connection with Link exchanges.

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

NOTE F – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$3,338,314	$2,703,907
Less: Valuation allowance	(3,338,314)	(2,703,907)

Net deferred tax assets	$–	$–

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act includes, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. As the Company records a full valuation allowance to offset deferred tax assets, no income statement impact occurred.

The Company has net operating loss carryforwards for tax purposes of approximately $16 million that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2018 and December 31, 2017 is warranted. As of December 31, 2018, the Company had not accrued any interest or penalties related to uncertain tax positions.

The Company does not have a liability for state taxes at either December 31, 2018 or December 31, 2017.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2018 and 2017.

NOTE G – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company was owed amounts from CCI of $419,433 at December 31, 2018 and $415,952 at December 31, 2017. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $3,481 and $415,952 for the years ended December 31, 2018 and 2017, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. As of the date of this report, the Company has no further plans to fund CCI expenses under this agreement.

NOTE H – LEASES

The Company has entered into multiple rooftop lease agreements for the placement of equipment used in the build out of the Company’s millimeter wave network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024. Rent expense for these leases totaled approximately $77,588 for the year ended December 31, 2018. Total rent expense for office space, equipment storage space and rooftop equipment placement were $155,288 and $139,337 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the future minimum lease payments are as follows:

Year Ended December 31,	Amount

2019	$151,100
2020	152,950
2021	135,800
2022	32,950
2023	28,000
Thereafter	1,800

$502,600

NOTE I – REDEMPTION AGREEMENT

On December 29, 2017, the Company entered into a redemption and mutual general release agreement with the Armel Family Trust. The agreement provided for a cash payment by the Company totaling $256,250 in exchange for the following equity securities in the Company, (a) 100,000 shares of Wytec International, Inc. Series A Preferred Stock, and (b) 44,535 shares of Wytec International, Inc. Series B Preferred Stock. In connection with that transaction, the Company paid an additional $5,075 to the Armel Family Trust which was subsequently repaid to the Company by the Chief Executive Officer, and an additional $3,000 to purchase from it 390 shares of outstanding Wytec common stock, 780 outstanding Wytec Spin-Off Warrants, and 150,000 shares of outstanding CCI common stock. At December 31, 2017, $259,250 was accrued related to this transaction with payment in full made in February 2018.

NOTE J – SUBSEQUENT EVENTS

•	In January 2019, the company received $4,345 from 4 shareholders for the exercise of 869 Spin-Off warrants for the issuance of 869 common stock shares.
•	In January 2019, the company received $50,000 from 1 shareholder for the exercise of 10,000 warrants for the issuance of 10,000 common stock shares.
•	In January 2019, the company issued 10,000 shares of common stock to 1 shareholder for the Link Exchange Offering.
•	In February 2019, the company received $10,000 from 1 shareholder for the exercise of 2,000 warrants for the issuance of 2,000 common stock shares.
•	In March 2019, the company received $25,000 from 3 shareholders for the exercise of 5,000 warrants for the issuance of 5,000 common stock shares.
•	In March 2019, the company received $1,355 from 2 shareholders for the exercise of 271 Spin-Off warrants for the issuance of 271 common stock shares.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2018, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position

William H. Gray	67	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Angus Davis	47	Director and Chief Strategy Officer

Robert Merola	56	Chief Technology Officer

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

Angus Davis has been the chief strategy officer of Wytec since January 2014, a director of Wytec since April 2014, and was a key employee of Wytec from July 2012 to January 2014. Mr. Davis has also been a key employee of CCI since July 2012 and a director of CCI since April 2014. Mr. Davis has been a senior executive and advisor in strategic operational planning and process improvement for 15 years. Prior to joining CCI from July 2007 to July 2012, Mr. Davis worked for the Texas Division of Teen Challenge as vocational coordinator in charge of product development, manufacturing operations and personnel management. His area of expertise is in creating value, building high-performance teams, and leading sophisticated business transactions. Mr. Davis also worked as the senior principal strategist for Rainmaker Marketing Corporation, where he worked in the design and development of senior housing services and program management for private developers. Mr. Davis also led a project team of architects, attorneys, and specialized consultants in the first $200 million public bond float for a private developer in New Orleans after hurricane Katrina. He helped design and implement the Americans Rebuilding America program which provides a multi-million-dollar A-rated bonding facility for service-disabled veteran contractors. Mr. Davis is an army veteran with seven years of service in the United States Army and Army Reserve. Mr. Davis oversees our intelligent community strategy and public private partnership alliances and has a degree in business management from American Intercontinental University, which he received in October 2004.

Mr. Davis’ qualifications:

•	Leadership experience – Mr. Davis has been our chief strategy officer since January 2014.

•	Industry experience - Mr. Davis has over 15 years of experience as a senior executive and advisor in strategic operational planning and process improvement.

•	Technology and education experience - Mr. Davis has a degree in business management from American Intercontinental University and is currently completing a Masters in Risk Management from Texas A&M University School of Law with an anticipated graduation in Spring 2020.

Robert Merola, has over 20 years of experience in networking, fiber optics, and wireless networks. He was the chief technical officer of the Company from January 2014 to August 2015, a director of the Company from April 2014 to August 2015, and a key employee of the Company from July 2012 to January 2014. He was also the chief technical officer of Competitive Companies, Inc., a Nevada corporation and the former parent company of the Company (“CCI”), from January 2014 to August 2015, a director of the CCI from April 2014 to August 2015, and a key employee of CCI from July 2012 to January 2014. Prior to rejoining the Company, from September 2016 to January 2018, Mr. Merola was the vice president of business development of Goodman Networks, Inc., which manages regional and national installation and maintenance programs for network operators, e-retailers, and electronic manufacturers. From August 2015 to December 2017, Mr. Merola was the owner of Alorem Networks, a network design consulting company. From September 2011 to July 2012, Mr. Merola worked as a sales engineer for Alliance Corporation. From April 2008 to September 2011, he was the wireless network manager for GAW High Speed Internet, Inc. where his responsibilities included the design, installation, and project management of point-to-point and point-to-multipoint design and installation. Mr. Merola has experience installing microwave dishes and supporting hardware on tower sites and rooftops. He has also worked with and for major cellular carriers and consulted and lectured as a wireless expert.

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

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2018, in that we had limited operations and resources.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2018, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2018 with senior management. The board of directors has also discussed with Akin, Doherty, Klein & Feuge, (“ADKF”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from ADKF required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

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

Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2017 and December 31, 2018 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2018 and December 31, 2017.

Summary Compensation Table

Name and Principal Position (1)(2)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

William H, Gray,	2017	$178,354	$267,964	–	–	–	–	$446,318
Chief Executive Officer, President,	2018	$178,500	$91,913	–	–	–	$16,000	$286,413
Chief Financial Officer and Secretary

Angus Davis,	2017	$93,639	$9,756	–	–	–	–	$103,395
Chief Strategy Officer	2018	$93,718	$6,728	–	–	–	–	$100,444

Officers as a Group	2017	$271,993	$277,720	–	–		–	$549,713
	2018	$272,216	$98,641	–	–	–	$16,000	$386,857

(1)	All officers serve at will without employment contracts.

(2)	Wytec’s executive officers were not paid any compensation by Wytec until July 16, 2016, when Wytec commenced paying Mr. Gray an annual salary of $175,000, and Mr. Davis an annual salary of $91,878. Prior to July 2016, these executive officers were paid these salaries by CCI.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time. We may enter into employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers received any equity awards during the years ended December 31, 2017 and December 31, 2018.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2018.

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

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2017 and December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2019, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 4,993,789 shares of common stock outstanding as of March 30, 2019.

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

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	4,536	*
Robert Merola, Chief Technology Officer	10,114	*
Angus Davis, Director and Chief Strategy Officer	7,637	*
All Officers and Directors as a Group (3 persons)	22,287	*

_______________________

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of April 5, 2019, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Akin, Doherty, Klein & Feuge, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2018 was $ 73,000 for the year ended December 31, 2018 and $58,700 for the year ended December 31, 2017.

Audit-Related Fees

No fees were billed for audit-related services rendered by Akin, Doherty, Klein & Feuge, P.C for 2018 or 2017

Tax Fees

No fees were billed for tax services rendered by Akin, Doherty, Klein & Feuge, P.C for 2018 or 2017

All Other Fees

Fees of $3,668 were paid for services rendered by Akin, Doherty, Klein & Feuge, P.C in 2018 for tax services rendered in connection the preparation and filing of IRS Form 8937.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014(1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014(1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014(1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015(1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016(1)
4.6	Warrant distributed in Spin-Off(1)
4.7	Amended and Restated Warrant distributed in Spin-Off(2)
4.8	Warrant issued by Wytec International, Inc. to Tina Bagley(4)
4.9	Warrant issued by Wytec International, Inc. to William H. Gray(5)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(11)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016(1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016.(2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018(3)
10.7	Separation and Release Agreement, executed on April 26, 2018(4)
14.1	Code of Conduct(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

(1)       Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.

(2)       Incorporated by reference from the Amended Registration Statement filing on August 7, 2017.

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

WYTEC INTERNATIONAL, INC.

Date: April 5, 2019	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Executive	April 5, 2019
William Gray	Officer, Principal Accounting Officer, and Director

/s/ Angus Davis	Director	April 5, 2019
Angus Davis

