Form 10-K/A
period 2018-12-31
WYTEC INTERNATIONAL INC
filed 2019-04-11
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

i

Explanatory Note - Non-Reliance on Previously Issued Financial Statements

Wytec International, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) for the fiscal year ended December 31, 2018, to amend certain items as set forth below to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2019 (the “Original Filing”).

On April 10, 2019, the Board of Directors and management of the Company, after discussion with Akin, Doherty, Klein & Feuge, P.C., the Company's independent registered public accounting firm, concluded that the Company's previously issued financial statements included in the Original Filing as of and for the year ended December 31, 2018 should be restated and no longer relied upon.

Subsequent to issuing its 2018 financial statements, the Company's independent registered public accounting firm identified that the financial statements included in the Original Filing were not consistent with the financial statements which their April 5, 2019 audit report applied. This Amendment No. 1 incorporates a change to the supplemental disclosure of non-cash financing activity included on page F-6 of the Original Filing. Specifically, the non-cash issuance of preferred stock in exchange for deferred revenue obligations increased from $40,000 to $400,000. This error was determined to be the result of a typographical error between the Company and the third-party firm which EDGARized the Form 10-K.

ii

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

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on selective rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements, to send and receive wireless signals necessary for the operation of our network. We typically seek five-year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

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

April 11, 2019

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

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(3,121,123)	$(3,674,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,360	210,364
Impairment of assets	132,608	183,157
(Gain) on asset disposal	–	(1,049)
Stock based payments	16,075	210,966
Decrease (increase) in assets:
Accounts receivable	(22,759)	732
Related party receivables	–	–
Prepaid expenses and other assets	3,574	319
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(160,378)	216,278
Deferred revenues	(35,000)	–
Net cash used in operating activities	(3,002,643)	(2,853,898)

Cash flows from investing activities
Purchase of construction in progress equipment	(2,586)	(31,591)
Purchase of equipment	(68,144)	–
Net cash used in investing activities	(70,730)	(31,591)

Cash flows from financing activities
Proceeds from issuance of common stock	1,297,992	3,754,480
Proceeds from issuance of preferred stock	–	120,000
Purchase of treasury stock	–	(259,250)
Net cash provided by financing activities	1,297,992	3,615,230

Net increase in cash	(1,775,381)	729,741
Cash - beginning	3,496,516	2,766,775
Cash - ending	$1,721,135	$3,496,516

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligations	$400,000	$175,000

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2018, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

NOTE K – NON-RELIANCE ON PREVIOUSLY FILED ISSUED FINANCIAL STATEMENTS

On April 10, 2019, the Board of Directors and management of the Company, after discussion with Akin, Doherty, Klein & Feuge, P.C., the Company's independent registered public accounting firm, concluded that the Company's previously issued financial statements as of and for the year ended December 31, 2018 and issued on April 5, 2019 should be restated and no longer relied upon.

Subsequent to issuing its 2018 financial statements, the Company's independent registered public accounting firm identified that the financial statements included in the original filing, issued on April 5, 2019, were not consistent with the financial statements which the April 5, 2019 audit report applied. This Amendment No. 1 incorporates a change to the supplemental disclosure of non-cash financing activity included on page F-6 of the Original Filing. Specifically, the non-cash issuance of preferred stock in exchange for deferred revenue obligations increased from $40,000 to $400,000. This error was determined to be the result of a typographical error between the Company and the third-party firm which EDGARized the form 10-K.

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

Summary Compensation Table

Name and Principal Position (1)(2)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

William H. Gray,	2017	$178,354	$267,964	0	0	0	0	$446,318
Chief Executive Officer, President,	2018	$178,500	$91,913	0	0	0	$16,000	$286,413
Chief Financial Officer and Secretary

Angus Davis,	2017	$93,639	$9,756	0	0	0	0	$103,395
Chief Strategy Officer	2018	$93,716	$6,728	0	0	0	0	$100,444

Officers as a Group	2017	$271,993	$277,720	0	0	0	0	$549,713
	2018	$272,216	$98,641	0	0	0	$16,000	$386,857

(1)	All officers serve at will without employment contracts.

(2)	Wytec’s executive officers were not paid any compensation by Wytec until July 16, 2016, when Wytec commenced paying Mr. Gray an annual salary of $175,000, and Mr. Davis an annual salary of $91,878. Prior to July 2016, these executive officers were paid these salaries by CCI.

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

WYTEC INTERNATIONAL, INC.

Date: April 11, 2019	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Executive	April 11, 2019
William Gray	Officer, Principal Accounting Officer, and Director

/s/ Angus Davis	Director	April 11, 2019
Angus Davis

