Form 10-Q
period 2019-03-31
WYTEC INTERNATIONAL INC
filed 2019-05-14
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-215496

Wytec International, Inc.

(Exact Name of registrant as specified in its charter)

Nevada	46-0720717
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

19206 Huebner Rd., Suite 202

San Antonio, TX 78258

(Address of principal executive offices and Zip Code)

(210) 233-8980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 10, 2019, there were 5,012,272 shares outstanding of the registrant’s common stock

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,044,348	$1,721,135
Accounts receivable, net	23,877	23,461
Prepaid expense and other current assets	39,082	10,425
Related party receivable, CCI, net of allowance of $419,433	–	–
Total current assets	1,107,307	1,755,021

Property and equipment, net	166,953	191,454

Operating lease, right-of-use assets, net	377,644	–

Other assets:
Construction in process	156,348	144,994
	156,348	144,994

Total assets	$1,808,252	$2,091,469

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$78,528	$228,458
Deferred revenues, net of commissions	1,320,000	1,320,000
Operating lease, right-of-use obligation, current portion	122,168	–
Total current liabilities	1,520,696	1,548,458

Long-term liabilities:
Operating lease, right-of-use obligation, net of current portion	255,476	–
	255,476	–

Total liabilities	1,776,172	1,548,458

Stockholders' equity:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 2,560,000 shares issued and 2,460,000 shares and 2,460,000 shares outstanding	2,560	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares and 1,000 shares outstanding	1	1
Common stock, $.001 par value, 495,000,000 shares authorized, 29,135,138 shares and 29,106,998 shares issued, 5,000,690 shares and 4,972,550 shares outstanding at March 31, 2019 and December 31, 2018, respectively	29,135	29,107
Additional paid-in capital	23,246,887	23,131,864
Receivable for issuance of common stock	–	–
Accumulated (deficit)	(17,890,770)	(17,264,788)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity	32,080	543,011

Total liabilities and stockholders' equity	$1,808,252	$2,091,469

See accompanying notes to condensed consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Revenue	$37,718	$11,318
Cost of sales	12,732	144

Gross profit	24,986	11,174

Expenses:
Selling, general and administrative	601,514	578,286
Research and development	–	5,270
Depreciation and amortization	49,501	53,649
Total operating expenses	651,015	637,205

Net operating loss	(626,029)	(626,031)

Other income (expense):
Interest income	47	47
Total other income (expense)	47	47

Net loss	$(625,982)	$(625,984)

Weighted average number of common shares outstanding - basic and fully diluted	4,991,490	3,950,648

Net loss per share - basic and fully diluted	$(0.13)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Common Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	28,140	28	–	–

Net loss for the period ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-In	Receivable For Issuance	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	115,023	–	–	115,051

Net loss for the period ended March 31, 2019	–	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	–	$(17,890,770)	$32,080

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Common Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	122,747	123	–	–

Net loss for the year ended March 31, 2018	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2018	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	28,113,472	$28,114	24,134,448	$(5,100,218)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-In	Receivable For Issuance	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	$(233,624)	$(14,143,665)	$1,950,067

Issuance of common stock	–	–	–	–	196,615	233,624	–	430,362

Net loss for the year ended March 31, 2018	–				–	–	(625,984)	(625,984)

Balance, March 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,848,452	$–	$(14,769,649)	$1,754,445

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(625,982)	$(625,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,501	53,649
Decrease (increase) in assets:
Accounts receivable	(416)	592
Prepaid expenses and other current assets	(28,657)	1,519
Related party receivable, CCI	–	–
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(149,930)	(295,551)
Net cash (used) in operating activities	(755,484)	(865,775)

Cash flows from investing activities
Purchases of construction in progress equipment	(11,354)	(2,106)
Purchase of equipment	–	(11,540)
Net cash (used) in investing activities	(11,354)	(13,646)

Cash flows from financing activities
Proceeds from issuance of common stock	90,051	430,362
Net cash provided by financing activities	90,051	430,362

Net (decrease) in cash	(676,787)	(449,059)
Cash - beginning	1,721,135	3,496,516
Cash - ending	$1,044,348	$3,047,457

Supplemental disclosures:
Interest paid	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Issuance of common stock in exchange for registered link and equipment	$25,000	$–

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

Revenue and Cost Recognition: On January 1, 2018, Wytec International, Inc. adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. We implemented this standard using the modified retrospective method. While adoption of this standard required additional disclosures, adoption did not have a material impact on our consolidated financial statements and no adjustments were made to prior periods.

Revenues from the sale and installation of Cel-fi systems totaled $26,184 for the period ended March 31, 2019 and $-0- for the period ended March 31, 2018. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $11,534 for the period ended March 31, 2019 and $11,318 for the period ended March 31, 2018. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded due the period ended March 31, 2019 and March 31, 2018.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2019 and December 31, 2018. The related party receivable from CCI has been fully reserved as of December 31, 2018 and March 31, 2019.

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

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the three-month periods ended March 31, 2019 and 2018.

Operating Leases Right-of-use Assets and Operating Lease Obligations: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $377,644 and a corresponding lease obligation of $377,644 on our consolidated balance sheet.

We adopted obligations on these provisions on January 1, 2019 using the optional transition method that permits us to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases." We did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to exclude leases with an initial term of 12 months or less from the right-of-use assets and obligations. Adoption of the standards had no impact on results of operations or liquidity.

If we determine that an arrangement is or contains a lease, we recognize a right-of-use (ROU) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $17,890,770 at March 31, 2019, and reported cash used by operations of $755,484 for the three months ended March 31, 2019. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Property and Equipment
	March 31,	December 31,
	2019	2018
Telecommunication equipment and computers	$1,092,900	$1,067,900
Less: accumulated depreciation	(925,947)	(876,446)

	$166,953	$191,454

NOTE D – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2019 and 2018, operating lease expense totaled $46,179 and $36,899, respectively.

Maturities of lease liabilities are as follows as of March 31, 2019:

2019 (remaining 9 months)	$104,797
2020	142,596
2021	124,996
2022	22,146
2023	17,197
Thereafter	–
Total minimum lease payments	411,732
Less imputed interest	(34,088)

Total operating lease obligation	$377,644

NOTE E – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2019 to purchase 5,220,963 shares of common stock exercisable on various dates through June 30, 2019. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 3,220,963 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2017	1,850,246

Warrants granted	3,665,000
Warrants exercised	(296,143)
Warrants expired	–

Balance, December 31, 2018	5,219,103

Warrants granted	20,000
Warrants exercised	(18,140)
Warrants expired	–

Balance, March 31, 2019	5,220,963

Exercisable, March 31, 2019	5,220,963

NOTE F – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE F – STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

NOTE G – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company is owed $419,433 from CCI at March 31, 2019. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $-0- for the three months ended March 31, 2019 and $3,481 for the year ended December 31, 2018, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE H – SUBSEQUENT EVENTS

In April 2019, the Company issued a total of 11,582 shares of common stock to six investors pursuant to their exercise of 11,582 common stock purchase warrants for $57,910.

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

Effective January 1, 2018, Wytec International, Inc. adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. We implemented this standard using the modified retrospective method. While adoption of this standard required additional disclosures, adoption did not have a material impact on our consolidated financial statements and no adjustments were made to prior periods.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $377,644 and a corresponding lease obligation of $377,644 on our consolidated balance sheet.

We adopted obligations on these provisions on January 1, 2019 using the optional transition method that permits us to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases." We did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to exclude leases with an initial term of 12 months or less from the right-of-use assets and obligations. Adoption of the standards had no impact on results of operations or liquidity.

If we determine that an arrangement is or contains a lease, we recognize a right-of-use (ROU) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue for the three months ended March 31, 2019 was $37,718, as compared to revenue of $11,318 for the three months ended March 31, 2018. This increase in revenue of $26,400 or 233% was primarily due to increases in revenue from our Cel-fi systems.

Cost of sales for the three months ended March 31, 2019 was $12,732, an increase of $12,588, or 8,742%, from $144 in the three months ended March 31, 2018. Our cost of sales increased due to the costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $601,514 for the three months ended March 31, 2019, as compared to $578,286 for the three months ended March 31, 2018. This resulted in an increase of $23,228 or 4% compared to the same period in 2018. The increase in our general and administrative expenses was largely a result of increase in salaries and wage expense which increased by $77,014, or 31% for the three months ended March 31, 2019 as compared to the same period in 2018.

Research and development costs were $-0- for the three months ended March 31, 2019, as compared to $5,270 for the three months ended March 31, 2018. The decrease of $5,270 or 100% was due to a decrease in activity related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2019, we had working capital deficit of $413,389. As of March 31, 2019, $1,320,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017 we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of March 31, 2019. As of April 2, 2018, Wytec no longer lends funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2019 were $755,484 compared to $865,775 during the three months ended March 31, 2018. This decrease of $110,291 was primarily due to a decrease in operating expenses and research and development expenses during the three months ended March 31, 2019 to the same period in 2018.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2019 were $11,354 compared to the cash flows used by investing activities of $13,646 during the three months ended March 31, 2018. Capital expenditures totaled $11,354 and $11,540 during the three months ended March 31, 2019 and March 31, 2018, respectively.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the three months ended March 31, 2019 were $90,050 compared to $430,362 during the three months ended March 31, 2018. These receipts represent proceeds from the sale of the Company’s common stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2019, our cash balance was $1,044,348. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of March 31, 2019 would be $1,320,000. Wytec would incur estimated additional costs of $650,000 to activate these Registered Links, complete the transaction and earn the $1,320,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,320,000.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $17,890,770 at March 31, 2019, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2019 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee.
•	We use a financial consultant to assist management with our financial reporting.
•	We do not have an independent body to oversee our internal controls over financial reporting and we have limited segregation of duties.

We have begun to rectify these weaknesses by hiring additional accounting personnel and will create an independent board of directors once we have additional resources to do so.

Internal Control Over Financial Reporting

Our chief executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Due to the matters identified above, we have identified the design effectiveness of our internal control over financial reporting to not be effective.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending March 31, 2019, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In January 2019, the Company issued 10,869 shares of common stock to five investors pursuant to the exercise of 10,869 warrants for a total of $79,345 in accordance with Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

In January 2019, the Company issued 10,000 shares of common stock and 20,000 common stock purchase warrants to one investor in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In February 2019, the Company issued 2,000 shares of common stock to one investor pursuant to the exercise of warrants 2,000 warrants for a total of $10,000 in accordance with Rule 506 (b) of Regulation D of the Securities Act. of 1933, as amended the “Securities Act”.

In March 2019, the Company issued 5,271 shares of common stock to four investors pursuant to the exercise of warrants 5,271 warrants for a total of $25,705 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant distributed in Spin-Off (1)
4.7	Amended and Restated Warrant distributed in Spin-Off (2)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of July 26, 2017 (2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018 (3)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 18, 2018.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By: /s/ William H. Gray
William H. Gray, Chairman, Chief Executive Officer,
Executive Officer/Principal Accounting Officer)

Date: May 14, 2019

