Form 10-Q
period 2019-06-30
WYTEC INTERNATIONAL INC
filed 2019-08-13
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2019

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

(210) 233-8980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of August 14, 2019, there were 5,175,065 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,010,226	$1,721,135
Accounts receivable, net	75,239	23,461
Prepaid expense and other current assets	36,882	10,425
Related party receivable, CCI, net of allowance of $419,433	–	–
Total current assets	1,122,347	1,755,021

Property and equipment, net	117,449	191,454

Operating lease, right-of-use assets, net	345,314	–

Other assets:
Construction in process	140,784	144,994
	140,784	144,994

Total assets	$1,725,894	$2,091,469

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$282,788	$228,458
Deferred revenues, net of commissions	1,215,000	1,320,000
Operating lease, right-of-use obligation, current portion	119,962	–
Total current liabilities	1,617,750	1,548,458

Long-term liabilities:
Operating lease, right-of-use obligation, net of current portion	224,470	–
	224,470	–

Total liabilities	1,842,220	1,548,458

Stockholders' equity:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 2,560,000 shares issued and 2,460,000 shares and 2,460,000 shares outstanding	2,560	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares and 1,000 shares outstanding	1	1
Common stock, $.001 par value, 495,000,000 shares authorized, 29,284,218 shares and 29,106,998 shares issued, 5,149,770 shares and 4,972,550 shares outstanding at June 30, 2019 and December 31, 2018, respectively	29,284	29,107
Additional paid-in capital	23,951,505	23,131,864
Receivable for issuance of common stock	–	–
Accumulated (deficit)	(18,743,943)	(17,264,788)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity (deficit)	(116,326)	543,011

Total liabilities and stockholders' equity	$1,725,894	$2,091,469

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenue	$90,070	$177,319	$127,788	$188,637
Cost of sales	93,234	81,340	105,966	81,484

Gross profit (loss)	(3,164)	95,979	21,822	107,153

Expenses:
Selling, general and administrative	796,044	761,502	1,397,558	1,339,788
Research and development	4,500	16,033	4,500	21,303
Depreciation and amortization	49,501	53,964	99,002	107,613
Total operating expenses	850,045	831,499	1,501,060	1,468,704

Net operating loss	(853,209)	(735,520)	(1,479,238)	(1,361,551)

Other income (expense):
Interest income	36	49	83	96
Total other income (expense)	36	49	83	96

Net loss	$(853,173)	$(735,471)	$(1,479,155)	$(1,361,455)

Weighted average number of common shares outstanding - basic and fully diluted	5,027,443	3,984,157	5,080,242	3,980,318

Net loss per share - basic and fully diluted	$(0.17)	$(0.18)	$(0.29)	$(0.34)

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	28,140	28	–	–

Net loss for the period ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	149,210	149	–	–

Net loss for the three month period ended June 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,284,218	$29,284	24,134,448	$(5,100,218)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Receivable For Issuance	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	115,023	–	–	115,051

Net loss for the period ended March 31, 2019	–	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	–	$(17,890,770)	$32,080

Issuance of common stock	–	–	–	–	704,618	–	–	704,767

Net loss for the three month period ended June 30, 2019	–	–	–	–	–	–	(853,173)	(853,173)

Balance, June 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,951,505	–	$(18,743,943)	$(116,326)

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(continued)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	122,747	123	–	–

Net loss for the period ended March 31, 2018	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2018	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	28,113,472	$28,114	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	13,908	13	–	–

Net loss for the three month period ended June 30, 2018	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2018	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	28,127,380	$28,127	24,134,448	$(5,100,218)

	Class A Preferred		Class B Preferred		Additional	Receivable		Total
	Treasury Stock		Treasury Stock		Paid-in	For Issuance	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	$(233,624)	$(14,143,665)	$1,950,067

Issuance of common stock	–	–	–	–	196,615	233,624	–	430,362

Net loss for the period ended March 31, 2018	–	–	–	–	–	–	(625,984)	(625,984)

Balance, March 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,848,452	$–	$(14,769,649)	$1,754,445

Issuance of common stock	–	–	–	–	69,602	–	–	69,615

Net loss for the three month period ended June 30, 2018	–	–	–	–	–	–	(735,471)	(735,471)

Balance, June 30, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,918,054	$–	$(15,505,120)	$1,088,589

See accompanying notes to condensed consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(1,479,155)	$(1,361,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,002	107,613
Stock based payments	–	75
Decrease (increase) in assets:
Accounts receivable	(51,778)	(179,303)
Prepaid expenses and other current assets	(22,244)	609
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	53,448	(175,997)
Net cash (used) in operating activities	(1,400,727)	(1,608,458)

Cash flows from investing activities
Purchases of construction in progress equipment	–	(14,435)
Purchase of equipment	–	(43,302)
Net cash (used) in investing activities	–	(57,737)

Cash flows from financing activities
Proceeds from issuance of common stock	689,818	499,903
Net cash provided by financing activities	689,818	499,903

Net (decrease) in cash	(710,909)	(1,166,292)
Cash - beginning	1,721,135	3,496,516
Cash - ending	$1,010,226	$2,330,224

Supplemental disclosures:
Interest paid	$–	$–
Income taxes	–	–

Non-cash financing activities:
Issuance of common stock in exchange for registered link and equipment	$25,000	$–
Issuance of common stock in lieu of deferred revenue	$105,000	$–

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

Revenues from the sale and installation of Cel-fi systems totaled $107,551 and $166,027 for the six month periods ended June 30, 2019 and June 30, 2018, respectively, and $80,667 and $165,975 for the three month periods ended June 30, 2019 and June 30, 2018, respectively. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $20,237 and $22,610 for the periods ended June 30, 2019 and 2018, respectively and $9,403 and $11,344 for the three-month periods ended June 30, 2019 and 2018, respectively. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded due the period ended June 30, 2019 and June 30, 2018.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2019 and December 31, 2018. The related party receivable from CCI has been fully reserved as of December 31, 2018 and June 30, 2019.

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

Depreciable assets are evaluated for impairment on at least an annual basis or upon significant change in the operating or macro-economic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicate impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives. No impairment charges were incurred for the six-month periods ended June 30, 2019 and 2018.

Operating Leases Right-of-use Assets and Operating Lease Obligations: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $408,649 and a corresponding lease obligation of $408,649 on our consolidated balance sheet.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $18,743,943 at June 30, 2019, and reported cash used by operations of $1,400,727 for the six months ended June 30, 2019. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2019	2018
Telecommunication equipment and computers	$1,092,900	$1,067,900
Less: accumulated depreciation	(975,451)	(876,446)

	$117,449	$191,454

NOTE D – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the six-month periods ended June 30, 2019 and 2018, operating lease expense totaled $94,834 and $62,839, respectively. For the three-month periods ended June 30, 2019 and 2018, operating lease expense totaled $48,756 and $36,399, respectively.

Maturities of lease liabilities are as follows as of June 30, 2019:

2019 (remaining 6 months)	$70,948
2020	142,596
2021	124,996
2022	22,146
2023	17,197
Thereafter	–
Total minimum lease payments	377,883
Less: imputed interest	(33,451)

Total operating lease obligation	$344,432

NOTE E – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2019 to purchase 2,040,641 shares of common stock exercisable on various dates through December 30, 2020. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 40,641 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2017	1,850,246

Warrants granted	3,665,000
Warrants exercised	(296,143)
Warrants expired	–

Balance, December 31, 2018	5,219,103

Warrants granted	215,825
Warrants exercised	(105,324)
Warrants expired	(3,288,963)

Balance, June 30, 2019	2,040,641

Exercisable, June 30, 2019	2,040,641

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

NOTE F – STOCKHOLDERS’ EQUITY – continued

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

NOTE G – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company is owed $419,433 from CCI at June 30, 2019. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $-0- for the six months ended June 30, 2019 and $3,481 for the year ended December 31, 2018. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE H – SUBSEQUENT EVENTS

In June 2019, the Company issued a Confidential Private Placement Memorandum (CPPM) pursuant to Rule 506(c) of Regulation D of Section 4(a)(2) of the Securities Act of 1933 as amended. The CPPM offers Units consisting of one share of common stock and one common stock purchase warrant, at a purchase price of $5.00 per Unit with a minimum purchase requirement of 10,000 Units ($50,000). The maximum offering is $7,500,000. As of August 8, 2019, the Company has received $425,000, $125,000.00 thru June 30th, 2019, and $300,000.00 July 1st thru August 8th, 2019.

On June 20, 2019, the Board of Directors authorized (a) the modification of the expiration date (extended to a new expiration date of July 31, 2019) of the issued and outstanding warrants (collectively, the “Spin-Off Warrants”) originally distributed among the shareholders of Competitive Companies, Inc. (“CCI”) in the spin-off of the Company from CCI, and (b) the modification of the expiration date (extended to a new expiration date of July 31, 2019) of the issued and outstanding warrants issued to certain shareholders of the Company who were issued warrants as consideration for the early conversion of their Series A Convertible Preferred Stock (the “Early Conversion Warrants”). The modification was made in order to give the holders of Spin-Off Warrants and Early Conversion Warrants an additional 31 days to exercise the Spin-Off Warrants and the Early Conversion Warrants, respectively. During the extension period a total of 16,560 Warrants were exercised by 21 warrant holders for a total of $82,200 and there were 762 Series A warrants exercised for a total of $3,810.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue our business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers;

(k)	rapid and significant changes in markets;

(l)	technological innovations and market developments causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market having substantially greater resources than us;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may express.

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

On October 25, 2016, the board of directors of Competitive Companies Inc. (“CCI”), our former parent company, authorized management to pursue a plan to spin-off to its stockholders common stock and warrants of its majority-owned subsidiary, Wytec. In the spin-off, record holders of each share of CCI common stock received approximately 0.0026 shares of Wytec common stock, rounded-up to the nearest whole share, and two Wytec common stock purchase warrants for every share of common stock issuable to the holder. The distribution of the Wytec shares of common stock and Spin-Off Warrants to CCI shareholders in the spin-off was effective as of November 20, 2017. Following the spin-off, CCI does not own any equity interest in us, and we operate independently from CCI.

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

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to local multipoint distribution service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. LMDS technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. LMDS technology commonly operates on microwave frequencies across the 26 GHz and 29 GHz bands. In the United States, frequencies from 31.0 through 31.3 GHz are also considered LMDS frequencies. Today Wytec utilizes the Millimeter Wave 70-80 GHz spectrum for our backhaul in a point to point configuration transmitting from the top of multiple buildings as an expansion of Wytec’s next generation high speed network. Those networs will entail further transmission to Wytec’s LPN-16s with its patented technology, once Wytec’s LPN-16s are deployed. This configuration is in place today and has become the center piece of Wytec’s “smart city” support to cities across the U.S. Wytec’s latest Valuation Report discusses in detail the conceptual plan for hosting multiple carriers on cellular spectrum along with Wi-Fi delivery discussed in numerous technical papers as a significant part of a 5G network delivery system.

The 5G network is expected to have a transformative impact as it connects people with devices, data, transport systems and cities in a smart networked communications environment. The 5G network will rely substantially on small cell technology to achieve its goals. To facilitate this, operators need reliable connections with strong signal integrity, significant bandwidth and low latency. Small cells such as our LPN-1 bring improved connectivity (speeds, reliability, and low latency) to the edge of existing macro networks, serving smaller pockets, especially in rural and urban areas.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $408,649 and a corresponding lease obligation of $408,649 on our consolidated balance sheet.

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

Results of Operations for the Six Months Ended June 30, 2019 and 2018 and Three Months Ended June 30, 2019 and 2018

Revenue for the six months ended June 30, 2019 and 2018 was $127,788 and $188,637, respectively. This decrease in revenue of $60,849 or 32% was primarily due to decreases in revenue from our Cel-fi systems. Revenue for the three months ended June 30, 2019 and 2018 was $90,070 and $177,319, respectively. This decrease in revenue of $87,249, or 49.2%, was primarily due to decreases in revenue from our Cel-fi systems.

Cost of sales for the six months ended June 30, 2019 and 2018 was $105,966 and $81,484, respectively. This increase of $24,482, or 30%, is due to the increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended June 30, 2019 and 2018 was $93,234 and $81,340, respectively. This decrease of $11,894, or 15%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $1,397,558 for the six months ended June 30, 2019, as compared to $1,339,788 for the six months ended June 30, 2018. This resulted in an increase of $57,770 or 4% compared to the same period in 2018. The increase in our general and administrative expenses was largely a result of increase in salaries and wage expense which increased by $46,863, or 8% for the six months ended June 30, 2019 as compared to the same period in 2018. General and administrative expenses were $796,044 for the three months ended June 30, 2019, as compared to $761,502 for the three months ended June 30, 2018. This resulted in an increase of $34,542 or 5% compared to the same period in 2018. The increase in our general and administrative expenses was largely a result of increase in salaries and wage expense which increased by $13,652, or 4.5% for the three months ended June 30, 2019 as compared to the same period in 2018.

Research and development costs were $4,500 for the six months ended June 30, 2019, as compared to $21,303 for the six months ended June 30, 2018. The decrease of $17,003 or 80% was due to a decrease in activity related to the development of Wytec’s LPN-16 and related patent application. Research and development costs were $4,500 for the three months ended June 30, 2019, as compared to $16,033 for the three months ended June 30, 2018. The decrease of $11,533 or 72% was due to a decrease in activity related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2019, we had working capital deficit of $375,441. As of June 30, 2019, $1,215,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017 we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has no sales or cash flow and intends to fund the LOC from capital raised by CCI in its planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to the spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of March 31, 2019. As of April 2, 2018, Wytec no longer lends funds to CCI.

We estimate that we will need approximately $3,000,000 of capital or financing over the next 12 months to fund our planned basic operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2019 were $1,400,727 compared to $1,608,458 during the six months ended June 30, 2018. This decrease of $207,731 was primarily due to changes in current assets and liabilities during the six months ended June 30, 2019 compared to the same period in 2018.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2019 were $-0- compared to the cash flows used by investing activities of $57,737 during the six months ended June 30, 2018. Capital expenditures totaled $-0- and $57,737 during the six months ended June 30, 2019 and June 30, 2018, respectively.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the six months ended June 30, 2019 were $689,818 compared to $499,903 during the six months ended June 30, 2018. These receipts represent proceeds from the sale of the Company’s common stock.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2019, our cash balance was $1,010,226. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of June 30, 2019 would be $1,215,000. Wytec would incur estimated additional costs of $598,295 to activate these Registered Links, complete the transaction and earn the $1,215,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,215,000.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $18,743,943 at June 30, 2019, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2019 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Internal Control Over Financial Reporting

Our chief executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Due to the matter identified above, we have identified the design and effectiveness of our internal control over financial reporting to not be effective.

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

Item 2. Unregistered Sales of Equity Securities.

During the six months ending June 30, 2019, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

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

In February 2019, the Company issued 2,000 shares of common stock to one investor pursuant to the exercise of 2,000 warrants for a total of $10,000 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In March 2019, the Company issued 5,271 shares of common stock to four investors pursuant to the exercise of 5,271 warrants for a total of $25,705 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In April 2019, the Company issued 11,582 shares of common stock to six investors pursuant to the exercise of 11,582 warrants for a total of $83,615 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In May 2019, the Company issued 3,200 shares of common stock to six investors pursuant to the exercise of 3,200 warrants for a total of $29,125 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In May 2019, the Company issued 20,000 shares of common stock and 20,000 common stock purchase warrants to one investor in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In June 2019, the Company issued 69,298 shares of common stock among seventy investors pursuant to the exercise of 69,298 warrants for a total of $337,732 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In June 2019, the Company issued 10,000 shares of common stock and 10,000 common stock purchase warrants to one investor in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In June 2019, the Company issued 35,000 shares of common stock and 35,000 common stock purchase warrants to three investors as part of the CPPM offering in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

Date: August 14, 2019

