Form 10-Q
period 2019-09-30
WYTEC INTERNATIONAL INC
filed 2019-11-20
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 15, 2019, there were 5,275,854 outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash	$735,132	$1,721,135
Accounts receivable, net	129,571	23,461
Prepaid expense and other current assets	61,731	10,425
Related party receivable, CCI, net of allowance of $419,433 and $419,433	–	–
Subscription receivable	153,810	–
Total current assets	1,080,244	1,755,021

Property and equipment, net	89,936	191,454

Operating lease, right-of-use assets, net	314,299	–

Other assets:
Construction in process, net	140,784	144,994
	140,784	144,994

Total assets	$1,625,263	$2,091,469

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$207,602	$228,458
Deferred revenues, net of commissions	1,180,000	1,320,000
Operating lease, right-of-use obligation, current portion	128,242	–
Total current liabilities	1,515,844	1,548,458

Long-term liabilities:
Operating lease, right-of-use obligation, net of current portion	185,174	–
	185,174	–

Total liabilities	1,701,018	1,548,458

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 2,560,000 shares issued and 2,460,000 shares and 2,460,000 shares outstanding	2,560	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated and 1,000 shares and 1,000 shares outstanding	1	1
Common stock, $.001 par value, 495,000,000 shares authorized, 29,384,391 shares and 29,106,998 shares issued, 5,249,943 shares and 4,972,550 shares outstanding at September 30, 2019 and December 31, 2018, respectively	29,385	29,107
Additional paid-in capital	24,509,760	23,131,864
Accumulated (deficit)	(19,261,728)	(17,264,788)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity (deficit)	(75,755)	543,011

Total liabilities and stockholders' equity (deficit)	$1,625,263	$2,091,469

See accompanying notes to unaudited consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenue	$131,942	$70,560	$259,730	$259,197
Cost of sales	67,708	88,756	173,674	170,240

Gross profit	64,234	(18,196)	86,056	88,957

Expenses:
Selling, general and administrative	554,491	695,667	1,952,049	2,035,456
Research and development	–	2,258	4,500	23,561
Depreciation and amortization	27,513	54,137	126,515	161,749
Total operating expenses	582,004	752,062	2,083,064	2,220,766

Net operating loss	(517,770)	(770,258)	(1,997,008)	(2,131,809)

Other income (expense):
Interest income	23	48	106	144
Interest expense	(38)	–	(38)	–
Total other income (expense)	(15)	48	68	144

Net loss	$(517,785)	$(770,210)	$(1,996,940)	$(2,131,665)

Weighted average number of common shares outstanding - basic and fully diluted	5,192,045	4,173,503	5,071,058	4,036,919

Net loss per share - basic and fully diluted	$(0.10)	$(0.18)	$(0.39)	$(0.53)

See accompanying notes to unaudited consolidated financial statements.

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ EQUITY (Deficit)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	10,000	10	–	–

Conversion of warrants							18,140	18

Net loss for the three month period ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	60,000	60	–	–

Conversion of warrants							89,210	89

Net loss for the three month period ended June 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,284,218	$29,284	24,134,448	$(5,100,218)

Issuance of common stock							86,635	87

Conversion of warrants							13,538	14

Net loss for the three month period ended September 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,384,391	$29,385	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ EQUITY (Deficit)

(Unaudited)

(continued)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Receivable For Issuance	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	49,990	–	–	50,000

Conversion of warrants					65,033			65,051

Net loss for the three month period ended March 31, 2019	–	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	–	$(17,890,770)	$32,080

Issuance of common stock	–	–	–	–	254,940	–	–	255,000

Conversion of warrants					449,678			449,767

Net loss for the three month period ended June 30, 2019	–	–	–	–	–	–	(853,173)	(853,173)

Balance, June 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,951,505	–	$(18,743,943)	$(116,326)

Issuance of common stock					490,579			490,666

Conversion of warrants					67,676			67,690

Net loss for the three month period ended September 30, 2019	–	–	–	–	–	–	(517,785)	(517,785)

Balance, September 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$24,509,760	$–	$(19,261,728)	$(75,755)

See accompanying notes to unaudited consolidated financial statements.

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ EQUITY (Deficit)

(Unaudited)

(continued)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	122,747	123	–	–

Net loss for the period ended March 31, 2018	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2018	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	28,113,472	$28,114	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	13,908	13	–	–

Net loss for the three month period ended June 30, 2018	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2018	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	28,127,380	$28,127	24,134,448	$(5,100,218)

Issuance of common stock	(260,000)	(260)	–	–	–	–	263,450	264	–	–

Net loss for the three month period ended September 30, 2018	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2018	3,000,000	$3,000	3,735,784	$3,735	1,000	$1	28,390,830	$28,391	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ EQUITY (Deficit)

(Unaudited)

(continued)

	Class A Preferred		Class B Preferred		Additional	Receivable		Total
	Treasury Stock		Treasury Stock		Paid-in	For Issuance	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	$(233,624)	$(14,143,665)	$1,950,067

Issuance of common stock	–	–	–	–	196,615	233,624	–	430,362

Net loss for the period ended March 31, 2018	–	–	–	–	–	–	(625,984)	(625,984)

Balance, March 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,848,452	$–	$(14,769,649)	$1,754,445

Issuance of common stock	–	–	–	–	69,602	–	–	69,615

Net loss for the three month period ended June 30, 2018	–	–	–	–	–	–	(735,471)	(735,471)

Balance, June 30, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,918,054	$–	$(15,505,120)	$1,088,589

Issuance of common stock	–	–	–	–	33,247	–	–	33,251

Net loss for the three month period ended September 30, 2018	–	–	–	–	–	–	(770,210)	(770,210)

Balance, September 30, 2018	100,000	$(179,368)	44,535	$(79,882)	$21,951,301	$–	$(16,275,330)	$351,630

See accompanying notes to unaudited consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(1,996,940)	$(2,131,665)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	126,515	161,749
Stock based payments	10,260	16,075
Noncash lease Expense	94,350	–
Decrease (increase) in assets:
Accounts receivable	(106,110)	(11)
Prepaid expenses and other current assets	(47,093)	8,334
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(20,856)	(280,488)
Deferred revenue	(35,000)	–
Operating lease obligations	(95,233)	–
Net cash (used) in operating activities	(2,070,107)	(2,226,006)

Cash flows from investing activities
Purchases of construction in progress equipment	–	(45,301)
Purchase of equipment	–	(18,665)
Net cash (used) in investing activities	–	(63,966)

Cash flows from financing activities
Proceeds from exercise of warrants	528,698	–
Proceeds from issuance of common stock	555,406	517,153
Net cash provided by financing activities	1,084,104	517,153

Net (decrease) in cash	(986,003)	(1,772,819)
Cash - beginning	1,721,135	3,496,516
Cash - ending	$735,132	$1,723,697

Supplemental disclosures:
Interest paid	$38	$–
Income taxes	–	–

Non-cash activities:
Issuance of common stock in exchange for registered link and equipment	$25,000	$–
Issuance of common stock in lieu of deferred revenue	$105,000	$–
ROU assets and operating lease obligations recognized	408,649	–

See accompanying notes to unaudited consolidated financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 11, 2019. The results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ended December 31, 2019. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, and wholly owned subsidiary of Wytec International Inc. has been engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients.

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

Revenues from the sale and installation of Cel-fi systems totaled $259,730 and $259,197 for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively, and $131,942 and $70,560 for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $20,237 and $22,610 for the nine-month periods ended September 30, 2019 and 2018, respectively and $9,403 and $11,344 for the three-month periods ended September 30, 2019 and 2018, respectively. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded due the period ended September 30, 2019 and September 30, 2018.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2019 and December 31, 2018. The related party receivable from CCI has been fully reserved as of December 31, 2018 and September 30, 2019.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $19,261,728 at September 30, 2019, and reported cash used by operations of $2,070,107 for the nine months ended September 30, 2019. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Property and Equipment
	September 30,	December 31,
	2019	2018
Telecommunication equipment and computers	$1,092,901	$1,067,900
Less: accumulated depreciation	(1,002,965)	(876,446)

	$89,936	$191,454

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $126,515 and $161,749, respectively.

NOTE D – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the nine-month periods ended September 30, 2019 and 2018, operating lease expense totaled $130,443 and $109,668, respectively. For the three-month periods ended September 30, 2019 and 2018, operating lease expense totaled $35,599 and $38,829, respectively.

The weighted average remaining lease term is 908 days and weighted average discount rate is 5.5% as of September 30, 2019.

Maturities of lease liabilities are as follows as of September 30, 2019:

2020 (remaining 3 months)	$36,199
2021	142,596
2022	124,996
2023	22,146
Thereafter	17,197
Total minimum lease payments	343,134
Less: imputed interest	(29,718)

Total operating lease obligation	$313,416

NOTE E – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2019 to purchase 2,145,604 shares of common stock exercisable on various dates through December 30, 2020. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 2,145,604 of which are exercisable at an exercise price of $5.00 per share.

The following is a summary of activity and outstanding common stock warrants

# of Warrants
Balance, December 31, 2018	5,219,103

Warrants granted	334,326
Warrants exercised	(118,862)
Warrants expired	(3,288,963)

Balance, September 30, 2019	2,145,604

Exercisable, September 30, 2019	2,145,604

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

NOTE G – RELATED PARTY TRANSACTIONS

Shared Services: The Company has shared services agreements with an entity under common control, Competitive Companies, Inc. (“CCI”). Prior to the spin-off of Wytec shares from CCI on November 10, 2017, the Company paid for substantially all operating expenses and sought reimbursement from CCI for their portion of the expense through management fees. The Company is owed $419,433 from CCI at September 30, 2019. All receivable balances due from CCI have been reserved by the Company as the amounts were deemed to be uncollectable. Total CCI costs paid for by the Company totaled $-0- for the nine months ended September 30, 2019 and $3,481 for the year ended December 31, 2018, respectively. Costs incurred by CCI and reimbursed by the Company largely consisted of a 2017 repayment of an SBA loan which was personally guaranteed by the CEO of the Company, payroll and other general operating expenses. The Company has no further plans to fund CCI expenses under this agreement.

NOTE H – SUBSEQUENT EVENTS

During October of 2019 a total of 22,800 shares were purchased by five (5) investors for a total of $114,000.00.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $314,299 and a corresponding lease obligation of $313,436 on our consolidated balance sheet as of September 30, 2019.

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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018 and Three Months Ended September 30, 2019 and 2018

Revenue for the nine months ended September 30, 2019 and 2018 was $259,730 and $259,197, respectively. This increase in revenue of $533 or 0.2% was primarily due to increases in revenue from our Cel-fi systems. Revenue for the three months ended September 30, 2019 and 2018 was $131,942 and $70,560, respectively. This increase in revenue of $61,382, or 87%, was primarily due to increases in revenue from our Cel-fi systems.

Cost of sales for the nine months ended September 30, 2019 and 2018 was $173,674 and $170,240, respectively. This increase of $3,434, or 2%, is due to the increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended September 30, 2019 and 2018 was $67,708 and $88,756, respectively. This decrease of $21,048, or 24%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $1,952,049 for the nine months ended September 30, 2019, as compared to $2,035,456 for the nine months ended September 30, 2018. This resulted in a decrease of $83,407 or 4% compared to the same period in 2018. The decrease in our general and administrative expenses was largely a result of decrease in salaries and wage expense which decreased by $141,567, or 14% for the nine months ended September 30, 2019 as compared to the same period in 2018. General and administrative expenses were $554,491 for the three months ended September 30, 2019, as compared to $695,667 for the three months ended September 30, 2018. This resulted in a decrease of $141,176 or 20% compared to the same period in 2018. The decrease in our general and administrative expenses was largely a result of a decrease in salaries and wage expense which decreased by $201,033, or 55% for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease in salaries is largely due to the elimination of a sales staff and the resignation of the Chief Strategy Officer.

Research and development costs were $4,500 for the nine months ended September 30, 2019, as compared to $23,561 for the nine months ended September 30, 2018. The decrease of $19,061 or 81% was due to a decrease in activity related to the development of Wytec’s LPN-16 and related patent application. Research and development costs were $-0- for the three months ended September 30, 2019, as compared to $2,258 for the three months ended September 30, 2018. The decrease of $2,258 or 100% was due to a decrease in activity related to the development of Wytec’s LPN-16 and related patent application.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2019, we had working capital deficit of$453,610. As of September 30, 2019, $1,180,000 of our current liabilities is deferred revenue on Link sales that have been funded by customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company.

During 2017 we entered into a Revolving Line of Credit Note (the “LOC”) with CCI pursuant to which we may in our discretion advance up to $800,000 to CCI. The outstanding principal will bear simple interest at the rate of five percent (5%) per annum, computed on the basis of the actual number of days elapsed in a year of 365 days, with all principal and accrued but unpaid interest due and payable in full on demand. Upon the occurrence of an Event of Default, as that term is defined in the LOC, all unpaid obligations under the LOC will bear interest at the default rate of twelve percent (12%) per annum. CCI has limited sales and cash flows and intends to fund the LOC from capital raised by CCI in their planned private placements of securities. Our commitment to advance funds to CCI under the LOC is discretionary and, if we do not have adequate capital to fund an advance, we will not make it. During 2017 we transferred $391,215 of non-interest bearing debt owed to us by CCI into the LOC, which we treated as a single draw on credit facility on that date. The debt was incurred by CCI since December 31, 2016 but prior to spin off to fund the following requirements: The repayment of a Small Business Administration (“SBA”) loan for the benefit of Discovernet, Inc., a prior subsidiary of CCI, and personally guaranteed by the President of CCI. Discovernet, Inc. was relieved of this debt in bankruptcy, however, the personal guarantee by the President of CCI was not. The board of directors of CCI determined to assist the President of CCI with repayment of the loan including principal, interest and penalties. CCI recorded the loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The loan repayment, grossed up to cover taxes, and the related payroll expenses totaled $258,878. The balance of the loan proceeds was used to enable CCI to repurchase common stock held by two employees of CCI totaling $20,187, and for operating expenses of CCI totaling $112,150. We have established an allowance against amounts due to us from CCI of $419,433 as of September 30, 2019. As of April 2, 2018, Wytec no longer lends funds to CCI.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2019 were $2,070,107 compared to $2,226,006 during the nine months ended June 30, 2018. This decrease of $155,899 was primarily due to changes in net loss during the nine months ended September 30, 2019 to the same period in 2018.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2019 were $-0- compared to the cash flows used by investing activities of $63,966 during the nine months ended September 30, 2018. Capital expenditures totaled $-0- and $63,966 during the nine months ended September 30, 2019 and September 30, 2018, respectively.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the nine months ended September 30, 2019 were $1,084,104 compared to $517,153 during the nine months ended September 30, 2018. These receipts represent proceeds from the sale of the Company’s common stock and from the exercise of stock warrants.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2019, our cash balance was $735,132. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed. If Wytec, at its sole discretion, were to the refund the purchase price of Registered Links before the Links were installed, the cost to satisfy deferred revenue as of September 30, 2019 would be $1,180,000. Wytec would incur estimated additional costs of $598,295 to activate these Registered Links, complete the transaction and earn the $1,180,000 of revenue. If Wytec repurchased the remaining outstanding Links under the current Series B Preferred Stock and warrant buy-back exchange offer, deferred revenue would be satisfied, no revenue would be earned, and shareholder equity would increase by $1,180,000.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $19,261,728 at September 30, 2019, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2019 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2019. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

During the nine months ending September 30, 2019, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

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

In April 2019, the Company issued 11,582 shares of common stock to six investors pursuant to the exercise of warrants 11,582 warrants for a total of $83,615 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In May 2019, the Company issued 3,200 shares of common stock to six investors pursuant to the exercise of warrants 3,200 warrants for a total of $29,125 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In May 2019, the Company issued 20,000 shares of common stock and 20,000 common stock purchase warrants to one investor in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In June 2019, the Company issued 69,298 shares of common stock to seventy investors pursuant to the exercise of warrants 69,298 warrants for a total of $337,732 in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

In July 2019, the Company issued 1,095 shares of common stock and 1,095 common stock purchase warrants to one investor in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In August 2019, the Company issued 12,443 shares of common stock and 12,443 common stock purchase warrants to sixteen investors in consideration for the exchange of one registered Link in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In August 2019, the Company issued 65,000 shares of common stock and 65,000 common stock purchase warrants to six investors as part of the CPPM offering in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In September 2019, the Company issued 2,052 shares of common stock and 2,052 common stock purchase warrants to one investor as part of the CPPM offering in accordance with Rule 506 (b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2104 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant distributed in Spin-Off (1)
4.7	Amended and Restated Warrant distributed in Spin-Off (2)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016 (2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018 (3)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 18, 2018.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

**	To be filed by amendment.

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

Date: November 20, 2019

