Form 10-K
period 2019-12-31
WYTEC INTERNATIONAL INC
filed 2020-06-30
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on June 15, 2020 was 5,501,040 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

i

PART I

Item 1. Business.

Company Overview

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is a developer of wide area networks designed to support the installation and operation of 5G infrastructure across the United States utilizing its patented LPN-16 small cell technology. Wytec was incorporated in November 2011 with the purchase of five (5) United States patents (all of which have expired) directly related to local multipoint distribution service (“LMDS”), utilized in broadband wireless access technology and originally designed for digital television transmission. In June 2014, Wytec filed a provisional patent for its small cell (“Small Cell”) technology which we now call the “LPN-16.” In December 2017, we were granted a patent for our LPN-16 in the United States (United States Patent and Trademark Office patent number 9,807,032). The patent is described as an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System (“UHTMTS”). The design of the LPN-16 has been purposed as a Small Cell device to be installed on multiple utility poles throughout the United States capable of supporting multiple frequencies transmitting from multiple radios without interference due to its unique patented design. Wytec believes that its most significant users will include municipal governments, cable operators, wireless Internet Service Providers (“WISPs”), and carriers. While Wytec is a public reporting company, its common stock is not yet quoted for public trading.

Industry Overview

In 2012, the Federal Communications Commission (“FCC”) predicted that U.S. mobile operators would experience a significant challenge in serving America’s smart devices due to an increase in mobile data usage. This accelerated growth in data traffic is being driven by a substantial increase in smart device subscriptions, and an increase in data volume per subscription, fueled primarily by the viewing of video content and the proliferation of data-intensive mobile apps. The increase in data volume not only impacts individual data usage but places a substantial stress on America’s communication infrastructure, which is also utilized for securing our country’s government networks connected to homeland security, first responders, public safety, health care, and educational systems. Even before 4G LTE became fully deployed, carrier networks were experiencing data capacity challenges.

As a result of this need for greater data capacity, cellular carriers have been aggressively pursuing new technologies to manage this massive data demand. The next generation of wireless communication services, 5G, has now been introduced to be the answer to America’s future communications needs, both for Wi-Fi and cellular connectivity. For the U.S. cellular industry to meet this challenge, a radical change in network architecture is needed.

Today 4G LTE data traffic depends on “Macro” cell towers for virtually all of the country’s cellular transmission. These towers, which are easily recognized across America’s landscape, stand several hundred feet in height and support antennas six to nine feet in length. These mammoth towers cost mobile operators billions of dollars to construct and millions more to operate. Macro towers were originally designed to support cellular signals in a radius of two to three miles or more and provide service for thousands of subscribers. This design is no longer adequate in meeting current consumer demand or the anticipated speeds of 5G.

To overcome this inadequacy, 5G network architecture condenses the coverage area with the use of Small Cells, with two primary objectives in mind: to increase data capacity and reduce higher-power transmission signals thus reducing dangerous radiation transmission. Most communication experts agree that Small Cells will be the driving force behind 5G services enabling gigabit speeds on essentially all communication devices, including Smartphones. Small Cells are designed to be mounted on utility poles permitting the flexibility of placement throughout a city supporting citywide ubiquitous coverage. This new architecture has now become the primary infrastructure design for “all” citywide 5G deployments. According to an article by Price Waterhouse Coopers (“PWC”), “5G networks can’t succeed without a small cell revolution.”

Connectivity for All

Wytec owns patented Small Cell technology known as the “LPN-16”. Its neutral-host design is its key differentiation from other Small Cell technologies, with its ability to support multiple spectrum usage owned and utilized by multiple mobile operators simultaneously. This multi-operator architecture is expected to be overwhelmingly accepted by city governments due to the reduced need for utility poles as compared to a single-operator Small Cell. Carriers are also expected to embrace Wytec due to a substantially reduced installation cost and speed of deployment.

Another key feature and differentiation of Wytec’s LPN-16 design is its integration with private LTE networks. Already, the City of San Antonio, in a recent article, has indicated a major initiative in deploying a citywide private network to be integrated with its school districts in support of greater distance learning capabilities and increased public safety. Though much of the funding support could rely on federal relief programs, Wytec believes that it can present a way of “self-funding” these needed initiatives through a collaboration involving existing Independent School Districts’ (“ISDs”) federal funds (already in place), revenue derived from a private LTE network (owned by both the city and ISD), and private funding from the capital markets.

Today, carriers dominate the mobile cellular industry, but due to 5G deployment requiring Small Cells to be installed on utility poles, city governments have significant influence over Small Cell deployments due to “right of way” regulations requiring pole access. This legal authority has had a major impact on the anemic speed of 5G deployment to date throughout America’s cities. The cities’ major concerns on the deployment of Small Cells have been the vast number of pole access requests from the carriers, potentially creating a public outcry on both esthetics and safety concerns. Wytec’s LPN-16 diminishes these concerns due to its multi-carrier features allowing for multiple operators to gain access to poles and utilize the network simultaneously.

Revenue Opportunities

In October 2019, Wytec, participated in a request for proposal (the “Proposal”) submitted by the Laredo ISD in Laredo, Texas involving an enhanced cellular solution for the ISD. Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”) consisting of 125 ISDs. The Laredo ISD issued the Proposal under a special “procurement process” allowing for all 125 ISDs to accept the winning bid from one vendor. Wytec won the bid on the Proposal and is now the “only” approved vendor for the chosen technology. The total number of buildings within the CTPA consists of 3,608 buildings, representing approximately 435,640,000 square feet at a winning bid of $0.38 per square foot, producing a total CTPA buildout estimated to be approximately $165,482,632 over a three-year period, potentially generating that much gross revenue for Wytec and its subcontractors. Wytec is now building out its second school district under this contract and is aligning itself to manage a more aggressive build-out over the coming three-year period. In addition to the current cellular enhancement service provided by Wytec to CTPA, the Company has received a strong interest from CTPA members to construct a private LTE solution (to include Wytec’s patented LPN-16), potentially representing substantially greater revenue opportunities for Wytec.

In addition to Wytec’s revenue potential involving cellular enhancement and private LTE, the Company plans to utilize its LPN-16 technology to provide wholesale services to Mobile Virtual Network Operators (“MVNO”), predominately in the cable industry. Today, cable operators are aggressively pursuing mobile product (Smartphones) solutions due to their eroding subscriber base to the carriers. This mobile service is currently offered to cable operators by virtually all carriers, but the cable operators struggle to achieve acceptable profit margins with it due to the current absence of multi-operator neutral host Small Cell technology for the networks, a weakness Wytec believes will be remedied by its LPN-16 Small Cell technology. Indeed, Wytec anticipates wide acceptance of the LPN-16 by city governments due to its multi-carrier service capability. There are 450 cable operators aggressively pursuing MVNO services in the U.S. This initiative by cable operators is anticipated to create a substantial revenue potential to Wytec.

As described above, Wytec’s LPN-16 Small Cell offers two significant revenue opportunities involving both a potential sale of the LPN-16 to private LTE clients (such as schools and cities) and as a 5G, Wytec owned network, supporting MVNO wholesale clients such as to the cable industry. In a recent publication by Allied Market Research, studies suggest that the Small Cell 5G Market will reach $6.87 billion by 2026.

National Security Implications

It is no secret that the federal government has identified 5G technology as a high priority. More than $180 billion has been allocated to various components of 5G with cyber-security being at the top. A great concern expressed by the top levels of our federal intelligence divisions has been an eventual attack on America’s power grid, essentially bringing down our primary economic infrastructure, including a substantial interference with America’s financial markets, educational, health, and transportation systems. Recent reports indicate that the total potential cost of this type of cybercrime could exceed $500 billion dollars.

To address these public safety concerns, Wytec recently entered into a comprehensive Contractor Service Agreement with Southwest Research Institute (“SwRI”), to support the efforts to eradicate potential cyber-attacks on America’s communications networks. SwRI, a member of the Joint Base San Antonio (“JBSA”) group, has invited Wytec to utilize its LPN-16 Small Cell as an open architecture project to begin testing a government approved 5G solution involving communication vulnerabilities, multi-carrier, multi-spectrum private LTE solutions, and 5G military mobile applications.

The testing to be performed by SwRI is expected to record and validate the following results:

1.	The ability of the LPN-16 to support “multiple” operators (carrier and cable) “simultaneously” within a citywide deployment.

2.	Data speeds up of to 1Gbps to a limited number of users within a radius of 800 feet (about the distance between utility poles).

3.	Consistent latency in single digits (i.e. the connection speed between a smart device and the LPN-16).

On June 3, 2020, the Department of Defense (“DoD”) selected the JBSA as a 5G Security Experimentation site, identifying the critical importance of 5G in military and civilian applications. In the announcement, Joseph Evans, DoD Technical Director for 5G, said, “5G technology is vital to maintaining America’s military and economic advantages.” Wytec is thrilled to be engaged with SwRI and the 5G JBSA working group to include the testing of safety and security measures with the LPN-16 that will further America’s data security and military needs, as well as assist in protecting America’s city and school systems.

With the increased capabilities of private LTE networks, edge computing technology, and network slicing, Wytec’s LPN-16 can increase network intelligence to security measures which will be tested in the upcoming San Antonio, Texas Trials. This technology will be capable of recognizing data intrusions far sooner and stop potential cyber-attacks long before incurring serious damage and devastating costs to the U.S. economy.

Wytec’s LPN-16 has been in significant trials for more than two years and is now preparing to launch multiple 5G deployments to combat cyber-attack efforts and support multiple IOT applications. Applications will include: advanced public safety measures such as smart video surveillance and gun-shot detection; cyber-attack protection on America’s power grid; as well as advanced technologies to medical facilities; while providing commercial buildings, education districts, and cities with Private LTE technology. Included in its most recent trials, Wytec received FCC approval to test commercial access to the Citizens Broadband Radio Service (“CBRS”), which was originally authorized for the US Navy radar operators and fixed satellite services. In September 2019, the FCC commercialized the CBRS spectrum in the General Authorized Access (“GAA”) band thereby allowing Wytec to utilize this expansive spectrum for its technology trials prior to a citywide deployment and for ultimate deployment for commercial use.

Our Products

The LPN-16, recognized by the U.S Patent and Trademark Office as Patent number 9,807,032, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. They may be configured to include 802.11ac and evolve to LTE and other technology and frequency bands as well as software defined radio attributes. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the Internet of Things, and a host of other related telecommunications services.

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

Recently, DSL (i.e. digital subscriber line) technology has made vast technology improvements in the “distribution points” connecting a DSL service. This new technology, called “G.Fast”, can support broadband speeds up to one (1) gigabit per second with the use of advanced Distribution Point Units (“DPU”) while still utilizing existing installed (dormant) copper wire and/or coax cable. We believe this produces enormous cost savings and underpins Wytec’s FlexSpeed service as a viable alternative to fiber and cable within multi-tenant/MDUs. As Wytec extends its FlexSpeed services to MDU residential and commercial facilities management anticipates accelerated subscriber growth at a greatly reduced cost.

SmartDAS: We believe Wytec offers a powerful alternative to the in-building cellular enhancement market which consists of signal boosters, small cells and related indoor distributed antenna systems (“DAS”). DAS is designed to strengthen cellular signals in facilities where materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an iDAS) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take weeks if not months to obtain.

We believe that our SmartDAS, costing about one third (1/3) that of traditional DAS, is a viable alternative solution without the tedious and sometimes delayed support of the carriers. Wytec has established a valuable vendor relationship with Nextivity, the inventor and patented owner of the underlying technology in our branded SmartDAS service. Wytec believes that it is a premier provider of this technology within the U.S.

Wytec, with its preferred vendor relationship with Nextivity, expects to generate significant revenues deploying SmartDAS services while simultaneously developing its FlexSpeed services within the same buildings.

4G LTE: Wytec has secured a wholesale agreement through a Mobile Virtual Network Enabler (“MVNE”) allowing Wytec to access most of the largest carrier’s 4G LTE network operations in the U.S. The 4G LTE cellular network represents the largest cellular deployment in the world and is still growing. Recently, the carriers have developed a wholesale service allowing qualified partners to re-sell the data portion of the 4G network as a secondary connection for a business “back-up” or “fail-over” in the event the customer’s primary Internet connection fails.

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

Competition

There are numerous existing and commercially available methods of providing both Small Cell technology, site rental and high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. We believe the principal competitive factors affecting our lines of business for LPN-16 placement and our hybrid network Internet service will be our time to market in traditionally underserved areas, differentiated service offerings such as FlexSpeed, Internet failover, and our SmartDAS™ service, as well as traditional business strategies for meeting market pricing levels and clear pricing policies, customer service, and the variety of services offered.

Although we believe our FlexSpeed™, SmartDAS™, and related services allow for market rate pricing, our ability to compete effectively will depend upon our continued capacity to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, we believe that we may need to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of our current and potential competitors have more financial, personnel and other resources than Wytec, including brand name recognition as well as other competitive advantages.

Competition by Equipment (Small Cell). The Hetnet Bible issued by SNS Research has identified approximately 19 small cell vendors offering small cell equipment to network developers. Most, if not all of those vendors utilize the same chipset and provide nearly identical form factors (housing) with standard rooftop installations. We are, however, unaware of a single manufacturer who has developed an outdoor small cell device capable of transmitting multiple frequencies on multiple channels from a single device at a single site location without frequency interference such as the LPN-16 small cell technology. We believe our LPN-16 small cell access point will set a new standard in the mobile broadband industry. Wytec is now listed in the updated HetNet Bible version 2014-2020 Report on Small Cells, Carrier Wi-Fi, and DAS.

Competition by Service: (Site Rental). Driven by the thriving ecosystem, SNS Telecom expects small cells and carrier Wi-Fi deployments to account for nearly $352 billion in worldwide mobile data service revenues by the end of 2020, while overall spending on heterogeneous network infrastructure is expected to reach $42 billion annually during the same period. This expected growth has led to numerous competitors who offer site rental services for carriers seeking to attach small cells to utility poles and other mounting assets. Two of the largest publicly traded and national site rental, small cell and DAS network providers are Crown Castle and American Tower.

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

Competition by Service (Internet). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. Although we have our own hybrid wired-wireless network for delivering our own branded version of 5G Internet services, we also provide, through wholesale agreements, a 4G LTE voice, text and data service through four of the largest U.S. wireless carriers. These services have significant competition from the carriers providing similar services at less cost and using other communications technologies unavailable to us, as well as having substantial financial resources and brand awareness that we do not have. While some of these technologies and services are now operational, others are being developed or may be developed. As a 4G LTE MVNO, we compete for customers based principally on providing better and lower cost services. Our primary 4G LTE service offering is a wireless automatic Internet failover service.

SmartDAS™ Competition. SmartDAS™ is an alternative to DAS, which according to Markets and Markets, was valued at USD $6.71 billion in 2015 and expected to reach USD $10.78 billion by 2022. The DAS industry is dominated by substantially well financed vendors such as CommScope, TE Connectivity (purchased by CommScope), Axell, Corning, Solid and other large DAS providers. Cel-Fi (owned by Nextivity) is a new comer in the DAS market with an alternative solution costing one-third the current cost of DAS.

Intellectual Property

Wytec owns an interest in five (5) U.S. patents related to local multipoint distribution service (“LMDS”) or millimeter technology, all of which are now expired. In April 2014, the Company filed a provisional patent representing the LPN-16 Small Cell device. In March 2015, the Company filed a Taiwanese Patent Application along with Patent Cooperation Treaty (PCT) application for patent filings in additional countries. In May 2017, Wytec was granted a patent for its LPN-16 technology and device by the United States Office of Patents and Trademarks, patent number 9,807,032. We cannot assure that we do not and will not infringe on the intellectual property rights of other parties, or that our patents will be enforceable. We may be subject to legal proceedings and claims in the ordinary course of business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or curtail our product and service offerings. We may also need to redesign some of our products or services to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could adversely affect our business.

Government Regulation

Wytec generally is subject to all of the governmental regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning the environment, permits for certain activities, workplace safety, labor relations, employee rights, and government taxes. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

Employees

As of December 31, 2019, we have nine full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we are able to earn additional revenue through organic growth, acquisitions and strategic alliances during 2020, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Seasonality

Our operations are not expected to be materially affected by seasonality.

Item 1A Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Marketplace

If we are unable to renew lease agreements for the locations where our equipment is installed, our business could be harmed. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on selective rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements designed to send and receive wireless signals necessary for the operation of the network. While we have tested this network, we have not yet launched it for daily commercial operations and have not yet built any other networks, although we are currently doing several cellular enhancement installation. Nevertheless, we would typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

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

Our success depends in part on the results of current and planned tests of our proprietary LPN-16 technology. Testing thus far has included environmental and radio frequency interference testing with our manufacturer and multiple speed tests utilizing an integrated 2.4GHz and 5GHz Qualcomm 802.11ac chipset which we completed in December of 2014. Additional tests will include proof of concept testing for network load balancing, public safety Band 14 and mobile network operator mobile data offloading, and WiFi and backhaul network testing. While we expect future tests of our LPN-16 to go well since preliminary testing of the technology in San Antonio, Texas was positive, the LPN-16 may not work as we have currently designed and constructed it, causing us material delays and harm. If the LPN-16 fails the upcoming tests or the tests are materially delayed, it could have a material adverse impact on our financial condition, operating results, and business performance. The timing of the commencement of the launch of the LPN-16 product line is currently uncertain, and may be delayed until we have more capital to fund it. There is no assurance that our LPN-16 or any other proprietary technology that we develop will be successful, will work as planned, or can be commercialized or monetized profitably.

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

Our ability to protect our intellectual property is uncertain. We assigned our five Patents to our subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the Patents on behalf of us and itself through Wytec, LLC. All five patents have expired. We re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. We have applied for additional patents and may do so in the future. On October 31, 2017, we received our Patent on the LPN-16. There is no assurance that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to more readily enter the market for this type of equipment.

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

Our business is subject to government regulation. Our registered Links and other aspects of our telecommunication business are subject to and designed to comply with the regulations of the FCC. A change in those regulations or significant diminution of the right to access, use or license of the spectrum acquired in our registered Link program may have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally, including without limitation those governing employment, construction, permit requirements, the environment, and health and safety, those governing the telecommunications industry, and the FCC. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

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

We may face litigation in the future. We may be involved in litigation in the future. For example, a former Linkholder and current Series B Preferred Stockholder of the Company has requested a refund of his payments to the Company. While the Company does not believe that this individual is entitled to a refund, the Company has been amenable to refunding him, but not in excess of the amount he paid for his Links, which he previously exchanged for the Series B Preferred Stock. If this individual does not accept the Company’s offer and commences litigation or the Company becomes involved in other litigation, the adverse resolution of such litigation to us could impair our ability to continue in business. We may incur substantial legal fees and costs in connection with future litigation, if any. If we fail in our defense to future actions, if any, we could be forced to liquidate or to file for bankruptcy and be unable to continue in our business. There is also a risk that we could face litigation and regulatory claims that could have a material adverse effect on our financial condition, operating results, and business.

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

Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

A downturn in the economic environment could also lead to increased credit and collectability risk on the Company’s trade receivables; the failure of derivative counterparties and other financial institutions; limitations on the Company’s liquidity, which is currently minimal; and declines in the fair value of the Company’s financial instruments. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace.

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. The Company is subject to taxes in the U.S. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is also subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations.

Impact of COVID-19 on Wytec’s business. Wytec expects delays in the commencement of its next installation with the Laredo, Texas school district because district staff has not been consistently available to coordinate the installation of the Company’s equipment at their schools as a result of the COVID-19 pandemic. The Company also expects that as state actions in response to COVID-19 continue to disrupt commerce at all levels of industry, the Company will experience delays in its supply chain. Although the Company is taking measures to mitigate the effect of COVID-19 on the Company’s business as much as possible, the Company is unable to predict the overall impact of the pandemic on the Company at this time.

Risks Related to Our Common Stock

No market for our common stock currently exists, and an active trading market may not develop or be sustained. Our stock price may fluctuate significantly. There is currently no public market for our common stock. We intend to apply to have our common stock quoted and traded on the NASDAQ Capital Market, or possibility the OTC-QB Market or the OTC-QX Market. In order to have our common stock quoted for public trading on the NASDAQ Capital Market or on the OTC Market, which is an over-the-counter market, not an exchange, we must have a market maker registered with FINRA to sponsor our application for a trading symbol for the NASDAQ or for the appropriate over-the-counter market. There is no assurance that we will find a market maker to sponsor our common stock for public trading. An active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price and trading volume being depressed or volatile. We cannot predict the prices at which our common stock may trade. The market price of the common stock may fluctuate widely and decline, depending on many factors, some of which may be beyond our control.

The concentration of our capital voting stock ownership may limit our stockholders’ ability to influence corporate matters and may involve other risks. William H. Gray, our chief executive officer, is currently the beneficial owner of an aggregate (not subject to dilution) of approximately 51% of Wytec’s outstanding voting power. As a result of such stock ownership, Mr. Gray is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 and 2,210 square feet of office space at 19206 Huebner Road, Suite 201, San Antonio, Texas 78258 for approximately $10,000 per month.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not yet been approved for trading on FINRA’s Over-the-Counter QB Market (OTC:QB) or any other trading market or exchange.

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 2,560,000 of which are issued and 2,460,000 of which are outstanding as of December 31, 2019, 6,650,000 of which have been designated as Series B Preferred Stock, 3,735,784 of which are issued and 3,691,249 of which are outstanding as of December 31, 2019, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2019. Each share of Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the votes on any matter submitted to shareholders for a vote. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

As of June 15, 2020, there were 833 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of June 15, 2020, there were 5,501,040 shares of common stock outstanding on record.

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

Warrants

As of December 31, 2019, we have outstanding 2,000,000 warrants to purchase our common stock at an exercise price of $1.00 per share until December 31, 2020, and 383,256 warrants to purchase our common stock at an exercise price of $5.00 per share with expiration dates through December 31, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with minimal revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

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

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) (all of which had expired by 2018) directly relating to local multipoint distribution service (“LMDS”) that is utilized in broadband wireless access technology and was originally designed for digital television transmission. LMDS is a system for broadband microwave wireless transmission direct from a local antenna to homes and businesses within a line- of-sight radius, a solution to the so-called last-mile technology challenge of economically bringing high-bandwidth services to users. This technology introduced us to the concept of using high frequency radio bands for broadband backhaul and led us into millimeter wave technology. Today we utilize 70-80 GHz spectrum for our backhaul positioned on the top of multiple buildings as an expansion of Wytec’s conceptual design of a 5G network. The ultimate expansion of the network is designed to transmit from its rooftop millimeter wave backhaul network to the end user via the LPN-16 supporting both Wi-Fi and cellular networks. This configuration is in place today in Columbus, Ohio as a testing platform. It has not yet been launched for commercial business, but became a significant part of our LPN-16 test producing the cellular broadband speeds discussed in “Item 1. Business” of this report.

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

Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $358,149 in 2019 and $261,186 in 2018. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $47,319 in 2019 and $44,526 in 2018. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded in 2019 or 2018.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with an original purchase maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2019 and December 31, 2018.

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

Operating Leases Right-of-use Assets and Operating Lease Obligations: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $510,675 and a corresponding lease obligation of $510,675 on our consolidated balance sheet upon adoption of ASU No. 2016-02, and right-of-use-assets of $18,323 and a corresponding lease obligation of $18,323 during the year ended December 31, 2019.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $144,994 and $132,608 as of December 31, 2019 and 2018, respectively. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met. During 2019, $390,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 was refunded to customer. During 2018, $400,000 of deferred revenue obligations were relieved in exchange for the issuance of preferred stock and $35,000 was refunded to the customer. During 2019 deferred revenue was reclassified to other payables due by the Company which has exited the business of installing registered links. The Company intends to relieve the liability through a combination of common and preferred stock and cash.

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

Income (loss) per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Diluted – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. Potentially dilutive shares of common stock will be excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.”

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

Reclassifications: Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit

Recent Accounting Pronouncements: Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.”

Result of Operations for the Years Ended December 31, 2019 and 2018

Revenues for the year ended December 31, 2019 were $405,468 compared to revenues of $305,712 for the year ended December 31, 2018, which resulted in an increase of $99,756, or 33%. Our revenues increased in 2019 compared to 2018 due to an increase in revenue from our Cel-Fi Services, predominately our contracts with the Texas School Districts.

Cost of sales for the year ended December 31, 2019 was $219,092, an increase of $17,813 or 9%, from $201,279 for the year ended December 31, 2018. Our cost of sales increased primarily due to increased costs incurred related predominately to our contracts with the Texas School Districts.

Selling and general and administrative expenses were $2,754,447 for the year ended December 31, 2019 compared to $2,885,039 for the year ended December 31, 2018, which resulted in a decrease of $130,592 or 5%. The decrease in our selling and general and administrative expenses was largely a result of a decrease in our consulting and design services, marketing, legal, commissions paid, and bad debt write off of a CCI receivable.

Research and development costs were $4,500 for the year ended December 31, 2019 compared to $23,741 of research and development costs for the year ended December 31, 2018, which resulted in a decrease of $19,241, or 81%. The decrease in research and development costs is due to a reduction in expenses incurred in the development of our LPN-16.

Depreciation expense was $136,182 for the year ended December 31, 2019 compared to $184,360 for the year ended December 31, 2018, resulting in a decrease of $48,178 or 26%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2019, we had a working capital deficit of $464,613. As of December 31, 2019, $895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payables due by the Company which has exited the business of installing registered links. The Company intends to relieve the liability through a combination of common and preferred stock and cash.

We estimate that we will need approximately $3,000,000 of capital or financing over the next twelve months to fund our planned operations, including completing the final San Antonio trials of the LPN-16, obtaining a “certification” from Southwest Research Institute for its commercial and military applications, and supporting a valuation of the LPN-16, which we plan to satisfy as described below under “Satisfaction of our Cash Obligations for the Next Twelve Months.”

We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered considering the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2019 were $2,620,130 compared to $3,002,643 during the year ended December 31, 2018.

Cash Flow from Investing Activities

Our investing activities consist principally of revenue and expenses related to our Link program (Link sales ended in January 2016, but Link program costs continue), and the LPN-16.

Cash flows used by investing activities during the year ended December 31, 2019 were $25,001 compared to the cash flows used by investing activities of $70,730 during the year ended December 31, 2018. The decrease in cash flows used is due to the Company having to purchase equipment and refund certain link purchases in 2018 and 2019.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2019 were $1,543,100 compared to $1,297,992 during the year ended December 31, 2018. During the year ended 2018, we issued $1,297,992 in common stock and during the year ended 2019, we issued $1,543,100 in common stock.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2019, our cash balance was $619,104. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Deferred Revenue

Deferred revenue of $895,000 consists of amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) have been completed. During 2019 deferred revenue was reclassified to other payables due by the Company which as exited the business of installing registered links. The Company intends to relieve the liability through a combination of exchanges for common and preferred stock and cash.

Repurchase of Registered Links

During 2019 and 2018, the Company refunded the purchase price of one Registered Link for a total cash payment of $35,000, respectively, for the return of the Registered Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Registered Links before the Registered Links were installed and absent the acceptance of repurchase under a Registered Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $20,118,169 at December 31, 2019, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2019 and which are not yet effective. No new accounting standards will impact the Company.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wytec International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

June 29, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wytec International, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wytec International, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2018, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the one-year period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has insufficient working capital and a stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Akin, Doherty, Ken & Feuge

Akin, Doherty, Ken & Feuge. P.C.

San Antonio, Texas

April 11, 2019

We have served as the Company's auditor since 2016.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current assets:
Cash	$619,104	$1,721,135
Accounts receivable	93,800	23,461
Prepaid expenses and other current assets	13,286	10,425
Total current assets	726,190	1,755,021

Property and equipment, net	80,273	191,454

Operating lease, right-of-use assets	386,742	–

Other assets:
Construction in process, net	–	144,994
	–	144,994

Total assets	$1,193,205	$2,091,469

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$68,614	$228,458
Accounts payable, related party	76,280	–
Other payable	895,000	1,320,000
Operating lease, right-of-use obligation, current portion	150,909	–
Total current liabilities	1,190,803	1,548,458

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	237,042	–
	237,042	–

Total liabilities	1,427,845	1,548,458

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 2,560,000 shares issued and 2,460,000 shares and 2,460,000 shares outstanding	2,560	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 29,564,014 shares and 29,106,868 shares issued, 5,429,566 and 4,972,420 shares outstanding	29,564	29,107
Additional paid-in capital	25,207,137	23,131,864
Accumulated (deficit)	(20,118,169)	(17,264,788)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity (deficit)	(234,640)	543,011

Total liabilities and stockholders' equity (deficit)	$1,193,205	$2,091,469

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

Revenue	$405,468	$305,712
Cost of sales	219,092	201,279

Gross profit	186,376	104,433

Expenses:
Selling, general and administrative	2,754,447	2,885,039
Research and development	4,500	23,741
Depreciation and amortization	136,182	184,360
Operating expenses, net	2,895,129	3,093,140

Net operating loss	(2,708,753)	(2,988,707)

Other income (expense):
Interest income	404	192
Interest expense	(38)	–
Impairment of assets	(144,994)	(132,608)
Total other expense	(144,628)	(132,416)

Net loss	$(2,853,381)	$(3,121,123)

Weighted average number of common shares outstanding - basic and fully diluted	5,129,767	4,190,204

Net loss per share - basic and fully diluted	$(0.56)	$(0.74)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	3,260,000	$3,260	3,735,784	$3,735	1,000	$1	27,990,725	$27,991	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	–	–	–	–

Conversion of series A preferred stock to common stock	(700,000)	(700)	–	–	–	–	700,000	700	–	–

Issuance of common stock	–	–	–	–	–	–	416,143	416	–	–

Net loss for the year ended December 31, 2018	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	28,526	29	–	–

Issuance of common stock	–	–	–	–	–	–	193,800	194	–	–

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	–	–	120,000	120	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	114,820	114	–	–

Net loss for the year ended December 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

						Receivable		Total
	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	For Issuance	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	of C/S	(Deficit)	(Deficit)
Balance, December 31, 2017	100,000	$(179,368)	44,535	$(79,882)	$21,651,837	$(233,624)	$(14,143,665)	$1,950,067

Stock based payments for services	–	–	–	–	16,075	–	–	16,075

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–

Issuance of common stock	–	–	–	–	1,463,952	233,624	–	1,697,992

Net loss for the year ended December 31, 2018	–	–	–	–	–	–	(3,121,123)	(3,121,123)

Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	$(17,264,788)	$543,011

Stock based payments for services	–	–	–	–	142,601	–	–	142,630

Issuance of common stock	–	–	–	–	968,806	–	–	969,000

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	389,880	–	–	390,000

Conversion of warrants to common stock	–	–	–	–	573,986	–	–	574,100

Net loss for the year ended December 31, 2019	–				–	–	(2,853,381)	(2,853,381)

Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$0	$(20,118,169)	$(234,640)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(2,853,381)	$(3,121,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,182	184,360
Impairment of assets	144,994	132,608
Stock based payments	142,630	16,075
Non-cash lease expense	142,256	–
Decrease (increase) in assets:
Accounts receivable	(70,339)	(22,759)
Prepaid expenses and other assets	(2,861)	3,574
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(159,844)	(160,378)
Accounts payable, related party	76,280	–
Other payable	(35,000)	(35,000)
Operating lease liability	(141,047)	–
Net cash used in operating activities	(2,620,130)	(3,002,643)

Cash flows from investing activities
Purchase of construction in progress equipment	–	(2,586)
Purchase of equipment	(25,001)	(68,144)
Net cash used in investing activities	(25,001)	(70,730)

Cash flows from financing activities
Proceeds from conversion of warrants	574,100	–
Proceeds from issuance of common stock	969,000	1,297,992
Net cash provided by financing activities	1,543,100	1,297,992

Net decrease in cash	(1,102,031)	(1,775,381)
Cash - beginning	1,721,135	3,496,516
Cash - ending	$619,104	$1,721,135

Supplemental disclosures:
Interest paid	$38	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for deferred revenue obligations	$–	$400,000
Issuance of common stock in exchange for deferred revenue obligations	$390,000	$–
Recognition of right-of use asset and lease liability upon adoption of ASU 2016-02	$510,675	$–
Recognition of right-of use asset and lease liability during the period	$18,323	$–

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation: Wytec International, Inc., a Nevada corporation incorporated on November 7, 2011 (“Wytec”), designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. The accompanying Consolidated Financial Statements include the accounts of Wytec and its subsidiaries, Wylink, Inc., Wytec, LLC, and Capaciti Networks, Inc. All significant intercompany transactions have been eliminated in consolidation.

Wylink Inc., a Texas corporation and wholly owned subsidiary, was until January 2016 engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. Wylink Inc. has assigned all of its link related contract to Wytec and Wytec plans to wind up and dissolve Wylink Inc. in the near future.

Wytec, LLC, a Delaware limited liability company, formed September 7, 2012 and previously managed by General Patent Corporation (“GPC”), owns five expired patents focused on high capacity millimeter wave technology. On September 20, 2016, General Patent Corporation, the then Managing Partner of Wytec, LLC, assigned its partial ownership in the patents to Wytec, thereby terminating its role as Managing Partner. Wytec, LLC was wound up and dissolved in April 2020 and its assets and liabilities were assumed by Wytec.

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, was engaged in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. Capaciti is in the process of winding up and dissolving. Its assets and liabilities will be assumed by Wytec.

Collectively, Wytec and its subsidiaries, are referred to as “we,” “our,” “us,” or the “Company.”

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

Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $358,149 in 2019 and $261,186 in 2018. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $47,319 in 2019 and $44,526 in 2018. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links was recorded in 2019 or 2018.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2019, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with an original purchase maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2019 and December 31, 2018.

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

Operating Leases Right-of-use Assets and Operating Lease Obligations: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability representing lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $510,675 and a corresponding lease obligation of $510,675 on our consolidated balance sheet upon adoption of ASU No. 2016-02, and right-of-use-assets of $18,323 and a corresponding lease obligation of $18,323 during the year ended December 31, 2019.

We adopted obligations on these provisions on January 1, 2019 using the optional transition method that permits us to apply the new disclosure requirements in 2019 and continue to present comparative period information as required under FASB ASC Topic 840, "Leases." We did not have a cumulative-effect adjustment to the opening balance of accumulated deficit at the date of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to exclude leases with an initial term of 12 months or less from the right-of-use assets and obligations. Adoption of the standards had no impact on results of operations or liquidity.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $144,994 and $132,608 as of December 31, 2019 and 2018, respectively. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met. During 2019, $390,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 refunded to one link holder. During 2018, $400,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 was refunded to the customer. During 2019 deferred revenue was reclassified to other payables due by the Company which as exited the business of installing registered links. The Company intends to relieve the liability through a combination of exchanges for common or preferred stock and cash.

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

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

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

Income (loss) per share: basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Diluted – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. Potentially dilutive shares of common stock will be excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements:  Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $20,118,169 at December 31, 2019, and reported cash used by operations of $2,620,130 for the year ended December 31, 2019, all of which raise substantial doubt about the Company’s ability to continue as a going concern.. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2019	2018
Telecommunication equipment and computers	$1,092,901	$1,067,900
Less: accumulated depreciation	(1,012,628)	(876,446)

	$80,273	$191,454

NOTE D – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2019 to purchase 2,383,256 shares of common stock exercisable until various dates through December 31, 2020. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 383,256 of which are exercisable at an exercise price of $5.00 per share. As of December 2019, the intrinsic value of outstanding warrants is $8,000,000.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2017	1,850,246

Warrants granted	3,665,000
Warrants exercised	(296,143)
Warrants expired	–

Balance, December 31, 2018	5,219,103

Warrants granted	333,800
Warrants exercised	(114,820)
Warrants expired	(3,054,827)

Balance, December 31, 2019	2,383,256

Exercisable, December 31, 2019	2,383,256

During 2018, 1,425,000 warrants were issued for non-employee compensation expense and 2,000,000 warrants were issued for executive compensation. The total expense recognized related to the issuances was $16,075 and these warrants were accounted for with the Black-Scholes option pricing model using a dividend yield of 0%, volatility of 40%, a risk-free rate of 2.00% and expected life ranging from one to twenty-four months. During 2018, 240,000 warrants were issued in connection with link exchanges. During 2019, 193,800 warrants were issued in connection with the issuance of common stock for cash with an exercise price of $5 and expiration date of December 31, 2020 and 140,000 warrants were issued in connection with link exchanges, with an exercise price of $5, 40,000 of which expired on June 30, 2019 and the remaining 100,000 warrants expired on December 31, 2019. During 2019, 114,820 warrants were exercised for cash proceeds of $574,100.

NOTE E – STOCKHOLDERS’ EQUITY

Holders of common stock are entitled to one vote per share. The common stock does not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the outstanding shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferential rights with respect to any series of preferred stock that may be issued, holders of the common stock are entitled to receive ratably such dividends as may be declared by the board of directors on the common stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding-up of affairs, are entitled to share equally and ratably in all the remaining assets and funds. During the year ended December 31, 2019, there were 193,800 shares of common stock issued for cash proceeds of $969,000 at the price of $5.00 per share; 120,000 shares of common stock issued in exchange for deferred revenue of $390,000; 114,820 shares of common stock issued from exercise of warrants; and 28,526 shares of common stock issued for stock based compensation of $142,630.

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

NOTE F – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

Income Taxes	December 31, 2019	December 31, 2018

Deferred tax assets:
Net operating loss carry forwards	$3,835,214	$3,338,314
Less: Valuation allowance	(3,835,214)	(3,338,314)

Net deferred tax assets	$–	$–

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act includes, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. As the Company records a full valuation allowance to offset deferred tax assets, no income statement impact occurred.

The Company has net operating loss carryforwards for tax purposes of approximately $18.3 million for the year 2019 that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2019 and December 31, 2018 is warranted. As of December 31, 2019, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2016 through 2019 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2019 or December 31, 2018.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2019 and 2018.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $76,280. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE H – LEASES

The Company has entered into multiple rooftop lease agreements for the placement of equipment used in the build out of the Company’s millimeter wave network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024. Rent expense for these leases totaled approximately $77,588 for the year ended December 31, 2018, and $74,960 for the year ended December 31, 2019. Total rent expense for office space, equipment storage space and rooftop equipment placement was $191,472 and $155,288 for the years ended December 31, 2019 and 2018, respectively.

The weighted average remaining lease term is 2.93 years and the weighted average discount rate is 5.50% as of December 31, 2019.

As of December 31, 2019, the future minimum lease payments are as follows:

2020	$168,188
2021	151,038
2022	48,188
2023	41,933
2024	7,050
Thereafter	4,500
Total minimum lease payments	420,897
Less: imputed interest	(32,946)

Present value of minimum lease payments	387,951
Less: current portion of lease obligation	(150,909)
Long-term lease obligation	$237,042

NOTE I – SUBSEQUENT EVENTS

During the first quarter of 2020, Wytec sold $625,000 of 7% promissory notes and issued 62,500 common stock purchase warrants to one investor. These warrants are exercisable on a cashless basis at an exercise price of $5.00 per share at any time until March 31, 2021, unless the Notes are extended beyond March 31, 2021, in which case the warrants may be exercised until the maturity date of the Notes.

During the first quarter of 2020, Wytec issued 554 shares of common stock to one vendor for services.

During the first quarter of 2020, Wytec issued 10,000 shares of common stock to a former employee.

During Second quarter of 2020, Wytec issued 40,000 shares of common stock as exchange for Series A stock for one stockholder.

During the first quarter of 2020, Wytec issued 20,000. shares of common stock and 20,000 common stock purchase warrants to two investors pursuant to Wytec’s offering of units under Rule 506(c) of Regulation D of the Securities Act, each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit,. These warrants are exercisable for cash until December 31, 2021 at an exercise price equal to the greater of (i) $5.00 or (ii) 85% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

During the second quarter of 2020, Wytec issued 920 shares of common stock to one vendor for services.

Effective January 30, 2020, William H. Gray resigned as the chief financial officer of the Company and Donna Ward was appointed as the chief financial officer of the Company.

Effective April 30, 2020, Robert Merola resigned as an officer and director of the Company.

Effective April 30, 2020, William H. Gray was appointed as the president of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2019, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 and December 31, 2019 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position

William H. Gray	68	Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer

Donna Ward	52	Chief Financial Officer, Secretary, and Director

Mark J. Richardson	66	Director

Duties, Responsibilities, and Experience

William H. Gray has been the chairman and chief executive officer of Wytec since November 2011, the president of Wytec since April 2020, a director of Competitive Companies, Inc., a Nevada corporation and the former parent company of Wytec (“CCI”) since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the president of Wytec from November 2011 to September 2019, the chief financial officer of Wytec from November 2011 to January 2020, and the corporate secretary of Wytec from November 2011 to April 2014 and again from November 2015 to February 2019. Mr. Gray was the secretary of CCI from February 2009 to April 2014 and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless configurations. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the state’s first internet service providers (“ISPs”) to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISP’s to become a competitive local exchange carrier (“CLEC”) in the state of Wisconsin.

Donna Ward, has been the chief financial officer of Wytec since January 2020 and the corporate secretary and a director of Wytec since September 2019. From May 2019 until January 2020, she was the financial accountant for Wytec. From May 2018 until joining Wytec in May 2019, she was an independent accounting consultant for private business. From August 2006 to April 2018 she was a tax accountant with the Tax Department for Valero Energy Corporatinin San Antonio, Texas, where her responsibilities included preparing and filing multistate motor fuel tax returns, amended tax returns, and completing federal electronic tax payments, preparing federal corporate income tax returns, state corporate income and franchise tax returns, and state corporate annual returns. From October 1998 to August 2006, she was a staff accountant for various companies including Albuquerque Tax Advisors, Inc. (June 2002 to August 2006 and October 1998 to June 2000), Alamo Door Systems (September 2001 to February 2002), and Alamo Area Council-Boy Scouts of America (July 2000 to September 2001). Ms. Ward received a Master’s degree in Business Administration from Ashford University in 2011 and a bachelor’s degree in Accounting, as well as a BS in Business Adminsitration from Ashford University in 2010.

Mark J. Richardson, age 66, has been a director of Wytec since September 2019. He has been a securities lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq and FINRA filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business. Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a bachelor of science degree summa cum laude in Conservation from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the California State Bar Associations, including the Section on Corporations, Business and Finance. Richardson & Associates is outside corporate legal counsel for the Company.

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

Neither the Company nor any of the current executive officers or directors of the Company are the subject of any pending material legal proceedings.

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

The effect of this provision in our articles of incorporation is to eliminate the rights of Wytec and our stockholders (through stockholder’s derivative suits on behalf of Wytec) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of Wytec or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Wytec, arising out of such person’s services as a director or officer of Wytec, any subsidiary of Wytec or any other company or enterprise to which the person provides services at the request of Wytec. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Wytec pursuant to the foregoing provisions, Wytec has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently no director is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

Audit Committee. Currently, we do not have an audit committee. Until a formal committee is established, the board of directors will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. At such time the Company has the financial resources, a financial expert will be appointed.

Compensation Committee. We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of Wytec. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2019 because we had limited operations and resources.

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

Report of the Board of Directors

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2019 with senior management. The board of directors has also discussed with MaloneBailey, LLP, (“MB”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from MB required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2018 with senior management. The board of directors has also discussed with Akin, Doherty, Klein & Feuge, (“ADKF”), our prior independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from ADKF required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

BOARD OF DIRECTORS

William H. Gray

Donna Ward

Mark Richardson

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2019, they were current in their filings.

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

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, we expect that base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Although our executive officers have been paid bonuses on a case by case basis, our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Wytec: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executive and seven other employees of Wytec on December 20. 2019 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We recently established a 401(k) Plan for our Named Executive Officers and other employees. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,000 for calendar year 2019). We match 0% to 100% of each employee’s contributions.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Wytec. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Our Anticipated Compensation Program

We are currently in the process of determining the compensation programs we anticipate implementing for our senior executives, including our Named Executive Officers.

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2018 and December 31, 2019 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2019 and December 31, 2018.

Summary Compensation Table
Name and Principal Position (1)	Year	Salary	Bonus		Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

William H, Gray,	2018	$178,500		$91,913	$0	$0	$0	$36,000	(6)	$306,413
Chief Executive Officer, President,	2019	$126,438		$35,000	$5,578	$0	$0	$59,500		$226,516
and Former Chief Financial Officer (2)

Angus Davis, Former Chief Strategy	2018	$93,716		$6,728	$0	$0	$0	$0		$100,444
Officer and Former Secretary (3)	2019	$77,238		$0	$0	$0	$0	$0		$77,238

Robert Merola, Former President and
Former Chief Technical Officer (4)	2019	$106,250		$45,000	$4,688	$0	$0	$65,000		$220,938

Donna Ward, Chief Financial Officer and	2018
Secretary (5)	2019	$39,583	$		$1,339	$0	$0	$0		$40,922

Officers as a Group	2018	$272,216		$98,641	$0	$0	$0	$36,000		$406,857
	2019	$349,509		$80,000	$11,605	$0	$0	$124,500		$565,614

(1)	All current officers serve at will without employment contracts.
(2)	Mr. Gray stepped down as the chief financial officer of Wytec on January 30, 2020.
(3)	Mr. Davis resigned as the chief strategy officer and secretary of Wytec, effective August 30, 2019.
(4)	Mr. Merola was appointed as the chief technical officer of Wytec on January 16, 2018 and as the president of Wytec on September 20, 2019. He resigned as the chief technical officer and president of Wytec, effective April 30, 2020.
(5)	Ms. Ward joined Wytec as a financial accountant in 2019 and was appointed as the secretary of Wytec on September 20, 2019 and as the chief financial officer of Wytec on January 30, 2020.
(6)	$20,000 of which is the value of 2,000,000 common stock warrants exercisable at an exercise price of $1.00 per share until December 31, 2020, which were issued to Mr. Gray on September 21, 2018.

Employment Agreements

Except for an employment agreement with Robert Merola which was terminated on April 30, 2020, we have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2019.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2019.

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

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2018 and December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 15, 2020, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 5,501,040 shares of common stock outstanding as of June 15, 2020.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 15, 2020, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	10,114	*

Donna Ward, Chief Financial Officer, Secretary, and Director	1,339	*

Mark J. Richardson, Director	0	0
All Officers and Directors as a Group (3 persons)	11,453	*

___________________

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2020 or 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 31, 2020, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

The Company has an account payable balance owed to Richardson & Associates in the amount of $76,280. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec in September 2019.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by MaloneBailey, LLP. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2019 was $83,000 for the year ended December 31, 2019.

The aggregate fees billed for professional services rendered by Akin, Doherty, Klein & Feuge, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2019 was $67,000 for the year ended December 31, 2019 and $73,000 for the year ended December 31, 2018.

Audit-Related Fees

No fees were billed for audit-related services rendered by MaloneBailey, LLP for 2019.

No fees were billed for audit-related services rendered by Akin, Doherty, Klein & Feuge, P.C for 2019 or 2018.

Tax Fees

No fees were billed for tax services rendered by MaloneBailey, LLP for 2019.

No fees were billed for tax services rendered by Akin, Doherty, Klein & Feuge, P.C for 2019 or 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014(1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014(1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014(1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015(1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016(1)
4.8	Warrant issued by Wytec International, Inc. to Tina Bagley (4)
4.9	Warrant issued by Wytec International, Inc. to William H. Gray (5)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016(1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016.(2)
10.6	Employment Agreement by and between Wytec International, Inc. and Robert Merola, dated January 16, 2018 (3)
10.7	Separation and Release Agreement, executed on April 26, 2018 (4)
14.1	Code of Conduct(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

WYTEC INTERNATIONAL, INC.

Date: June 29, 2020	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,	June 29, 2020
William Gray	Principal Executive Officer, and Chairman

/s/ Donna Ward	Chief Financial Officer, Secretary	June 29, 2020
Donna Ward	Principal Accounting Officer, and Director

