Form 10-Q
period 2020-03-31
WYTEC INTERNATIONAL INC
filed 2020-07-31
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2020

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

Yes ☐ No ☒

As of July 30, 2020, there were 5,512,120 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets

Current assets:
Cash	$740,799	$619,104
Accounts receivable	87,865	93,800
Inventory	39,634	–
Prepaid expenses and other current assets	3,374	13,286
Total current assets	871,672	726,190

Property and equipment, net	76,229	80,273

Operating lease, right-of-use assets	342,855	386,742

Total assets	$1,290,756	$1,193,205

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$182,340	$68,614
Accounts payable, related party	98,399	76,280
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	152,905	150,909
Total current liabilities	1,328,644	1,190,803

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	200,047	237,042
Long-term debt, net of unamortized discount	548,891	–
	748,938	237,042

Total liabilities	2,077,582	1,427,845

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized: Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,560,000 and 2,560,000 shares issued and 2,460,000 shares and 2,460,000 shares outstanding	2,560	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,735,784 shares and 3,735,784 shares issued, 3,691,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 29,594,568 shares and 29,564,014 shares issued, 5,460,120 shares and 5,429,566 shares outstanding	29,595	29,564
Additional paid-in capital	25,529,084	25,207,137
Accumulated deficit	(20,992,333)	(20,118,169)
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(786,826)	(234,640)

Total liabilities and stockholders' deficit	$1,290,756	$1,193,205

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$225,456	$37,718
Cost of sales	212,422	12,732

Gross profit	13,034	24,986

Expenses:
Selling, general and administrative	865,359	601,514
Research and development	4,725	–
Depreciation and amortization	9,544	49,501
Operating expenses, net	879,628	651,015

Net operating loss	(866,594)	(626,029)

Other income (expense):
Interest income	20	47
Interest expense	(7,590)	–
Total other income (expense)	(7,570)	47

Net loss	$(874,164)	$(625,982)

Weighted average number of common shares outstanding - basic and fully diluted	5,444,843	4,991,490

Net loss per share - basic and fully diluted	$(0.16)	$(0.13)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	28,140	28	–	–

Net loss for the three months ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$(20,118,169)	$(234,640)

Issuance of common stock for services	–	–	–	–	52,759		52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	80,053

Net loss for the three months ended March 31, 2020	–				–	(874,164)	(874,164)

Balance, March 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(20,992,333)	$(786,826)

Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	115,023	–	115,051

Net loss for the three months ended March 31, 2019	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	$(17,890,770)	$32,080

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(874,164)	$(625,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,544	49,501
Amortization of debt discount	3,944	–
Stock based compensation	141,925	–
Non-cash lease expense	43,887	–
Decrease (increase) in operating assets
Accounts receivable	5,935	(416)
Inventory	(39,634)	–
Prepaid expenses and other assets	9,912	(28,657)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	113,726	(149,930)
Accounts payable, related party	22,119	–
Operating lease liability	(34,999)	–
Net cash used in operating activities	(597,805)	(755,484)

Cash flows from investing activities
Purchase of construction in progress equipment	–	(11,354)
Purchase of equipment	(5,500)	–
Net cash used in investing activities	(5,500)	(11,354)

Cash flows from financing activities
Proceeds from issuance of non-convertible notes	625,000	–
Proceeds from issuance of common stock	100,000	90,051
Net cash provided by financing activities	725,000	90,051

Net increase (decrease) in cash	121,695	(676,787)
Cash - beginning of period	619,104	1,721,135
Cash - end of period	$740,799	$1,044,348

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of detachable warrants with Debt	$80,053	$–
Issuance of common stock in exchange for registered link and equipment	$–	$25,000

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2020. The results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ended December 31, 2020. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Collectively, Wytec and subsidiaries, are referred to as “we,” “our,” “us,” or the “Company.”

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. generally accepted accounting principles (“GAAP”) and applied on a consistent basis.

Revenue and Cost Recognition. Revenue is recognized by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. We implemented this standard using the modified retrospective method. While adoption of this standard required additional disclosures, adoption did not have a material impact on our consolidated financial statements and no adjustments were made to prior periods end (iii) sales of testing, commissioning, and integration services.

Revenues from network and other services including fixed wireless services totaled $225,456 and $37,718 for the three-month periods ended March 31, 2020, and 2019, respectively. Network service revenues are recognized each month as services are rendered.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the consolidated balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2020 and December 31, 2019.

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

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $20,992,333 at March 31, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019
Telecommunication equipment and computers	$1,098,401	$1,092,901
Less: accumulated depreciation	(1,022,172)	(1,012,628)

	$76,229	$80,273

Depreciation expense for the three months ended March 31, 2020 and 2019 was $9,544 and $49,501, respectively.

NOTE D – DEBT

The Company’s debt consists of the following:

$625,000 of 7% unsecured notes payable due August 2021, net of unamortized discount of $76,109	$548,891
$548,891

In February, 2020 we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $3,944 amortized in the current quarter and reported in the income statement as interest expense.

The following is a summary of principal maturities during the next five years:

2021	$625,000

NOTE E – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2020 and 2019, operating lease expense totaled $51,010 and $46,179, respectively.

The weighted average remaining lease term is 2.71 years and weighted average discount rate is 5.5% as of March 31, 2020.

Future minimum lease payments as of March 31, 2020 are as follows:

2020 (nine months remaining)	$126,329
2021	151,038
2022	48,188
2023	42,383
2024	5,969
Thereafter	1,919
Total minimum lease payments	375,826
Less: imputed interest	(22,874)

Present value of minimum lease payments	352,952
Less: current portion of lease obligation	(152,905)
Long-term lease obligation	$200,047

NOTE F – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2020 to purchase 2,368,800 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 62,500 of which are exercisable at an exercise price of $5.00 per share, and 306,300 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates between December 31, 2021 and December 31, 2022, volatility estimates between 35% to 44% and risk-free rates 0.38% to 1.44% in the period.

On February 25, 2020 we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $3,944 amortized in the current quarter.

On March 3, 2020, we issued 92,500 warrants for services rendered with a fair market value on the issuance date of $89,155 recorded as an expense in the period.

On March 13, 2020 we issued 20,000 common stock purchase warrants to two investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants

Balance, December 31, 2019	2,383,256

Warrants granted	175,000
Warrants exercised	–
Warrants expired	(189,456)

Outstanding, March 31, 2020	2,368,800

Exercisable, March 31, 2020	2,368,800

NOTE G – STOCKHOLDERS’ EQUITY

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

NOTE G – STOCKHOLDERS’ EQUITY – continued

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

NOTE G – STOCKHOLDERS’ EQUITY – continued

In January 2020, the Company issued 554 shares of common stock to one vendor for services rendered at fair value of $2,770.

In March 2020, the Company issued 20,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In February 2020, the Company issued 10,000 shares of common stock at fair value of $50,000 to one employee pursuant to a severance agreement.

NOTE H – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $98,399 as of March 31, 2020, and $76,280 as of December 31, 2019. The Company incurred expense of $22,119 and $28,548 with Richardson & Associates as of the three months ended March 31, 2020 and March 31, 2019. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE I – SUBSEQUENT EVENTS

During the second quarter of 2020, the Company issued 40,000 shares of common stock for the conversion of 40,000 shares of Series A preferred stock by one investor.

During the second quarter of 2020, the Company repurchased 40,000 shares of common stock and 40,000 shares of Series B preferred stock from one investor at $5.00 per share in exchange for a promissory note due September, 2020.  The shares have not been cancelled as of the date of filing.

Effective April 30, 2020, Robert Merola resigned as an officer and director of the Company.

Effective April 30, 2020, William H. Gray was appointed as the president of the Company.

During the third quarter of 2020, Wytec issued 12,000 shares of common stock and 12,000 common stock purchase warrants to two investors  for which Wytec has received $60,000 pursuant to Wytec’s offering of units under Rule 506(c) of Regulation D of the Securities Act, each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit. These warrants are exercisable for cash until March 31, 2021 at an exercise price equal to the greater of (i) $5.00 or (ii) 85% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 500 feet in circumference. The hardware consists of a chassis or framework approximately 32 inches in height with a radius of approximately 12 inches. It is designed to be installed on a utility pole to private dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them in densely populated areas as compared to the traditional macro site cellular towers covering a much larger area of approximately two (2) miles. The growth of small cells is in response to delivering substantially greater speeds to smartphones and other smart devices in preparation for the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to Local Multipoint Distribution Service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to its LPN-16 technology. This configuration is in place today and has become the center piece of Wytec’s private LTE initiatives requested by large commercial buildings, school districts and municipalities. Wytecs ultimate configuration includes the extension of its private LTE design into the offering of its Mobile Virtual Network Operator (MVNO) wholesale services to both cable and Wireless Internet Service Providers (WISP’s) throughout the United States. The Company believes that its MVNO services will become the foundation for supporting true 5G services in the U.S. as defined by the International Telecommunications Union (ITU), the standard for all previous mobile generations from 1G to 4G.

The 5G network is expected to have a transformative impact as it connects people with devices, data, transport systems and cities in a smart networked communications environment. The 5G network will rely substantially on small cell technology to achieve its goals. To facilitate this, operators need reliable connections with strong signal integrity, significant bandwidth and low latency. Small cells bring improved connectivity (speeds, reliability, and low latency) to the edge of existing macro networks, serving all morphologies from urban to rural markets.

We believe the LPN-16 small cell can solve many of the long-term challenges faced by operators deploying small cells who need access to backhaul, lower total cost of ownership and easier site acquisition and access. It can also assist cities wrestling with the on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G network. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the standards for 5G deployment and, for operator needs, adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing public safety and First Responder initiatives. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support neutral host features and performance. The FCC’s goal of “shared used” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivize the sharing of resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 invention covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of Wytec’s 5G development business model, FCC policy initiatives and customer business usage which we believe could lead to additional patentable property. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant technical and industry experience to develop and execute our operating plan. In addition, we have identified key engineering resources for intellectual property development, antenna development, hardware, software, and firmware engineering, as well as integration and testing that will allow us to continue to expand our technology and intellectual property.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $342,855 and a corresponding lease obligation of $352,952 on our consolidated balance sheet as of March 31, 2020.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue for the three months ended March 31, 2020 and 2019 was $225,456 and $37,718, respectively. This increase in revenue of $187,738 or 498% was primarily due to increases in revenue from our Cel-fi systems.

Cost of sales for the three months ended March 31, 2020 and 2019 was $212,422 and $12,732, respectively. This increase of $199,690, or 1,568%, is due to the increase in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $865,359 for the three months ended March 31, 2020, as compared to $601,514 for the three months ended March 31, 2019, this resulted in an increase of $263,845 or 44% compared to the same period in 2019. Contributing factors to the increase include an increase in warrant expense of $89,155, an increase in travel expense of $19,153, or 210%, an increase in stock based compensation of $52,770, an increase in dues and subscriptions of $16,846, or 103%, an increase in office expense of $11,328, or 214%, and an increase in professional fees of $42,399 for the three months ended March 31, 2020 compared to the same period in 2019. Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

We estimate that we will need approximately $3,000,000 of capital or financing over the next 12 months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in, addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2020 were $597,805 compared to $755,484 during the three months ended March 31, 2019. This decrease of $157,679 was primarily due to changes in net loss during the three months ended March 31, 2020 to the same period in 2019.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2020 were $5,500 compared to the cash flows used by investing activities of $11,354 during the three months ended March 31, 2019. Capital expenditures totaled $5,500 and $11,354 during the three months ended March 31, 2020 and March 31, 2019, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2020 were $725,000 compared to $90,051 during the three months ended March 31, 2019. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2020, our cash balance was $740,799. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

Other Payable of $895,000 consists of amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) have been completed. During 2019 deferred revenue was reclassified to other payables due by the Company which has exited the business of installing registered links. The Company intends to settle the liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $20,992,333 at March 31, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2020 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	A significant portion of our financial reporting is prepared by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company; and
•	Inadequate closing process to ensure all material misstatements are corrected in the financial statements

We have begun to rectify these weaknesses by hiring additional personnel and will create an independent board of directors once we have additional resources to do so. We have also begun the interview process and the acceptance of bids for the implementation and monitoring of the required SOX guidelines.

Internal Control Over Financial Reporting

Our chief executive officer and chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Due to the matter identified above, we have identified the design and effectiveness of our internal control over financial reporting to not be effective.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities.

In January 2020, the Company issued 554 shares of common stock to one vendor for services rendered in accordance with Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

In February 2020, the Company issued 62,500 common stock purchase warrants along with a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one investor pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act.

In February 2020, the Company issued 10,000 shares of common stock to one former employee in accordance with Rule 506 (b) of Regulation D of the Securities Act.

In March 2020, the Company issued 92,500 common stock purchase warrants in accordance with Rule 506(b) of Regulation D of the Securities Act to one consultant for services rendered.

In March 2020, the Company issued 20,000 shares of common stock and 20,000 common stock purchase warrants to two investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.8	Warrant issued by Wytec International, Inc. to Tina Bagley (4)
4.9	Warrant issued by Wytec International, Inc. to William H. Gray (5)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016. (2)
10.6	Separation and Release Agreement, executed on April 26, 2018 (4)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 18, 2018.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2018.

(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By: /s/ William H. Gray

William H. Gray, Chairman, Chief Executive Officer,

and President (Principal Executive Officer)

By: /s/ Donna Ward

Donna Ward, Director and Chief Financial Officer

(Principal Accounting Officer)

Date: July 30, 2020

