Form 10-Q
period 2020-06-30
WYTEC INTERNATIONAL INC
filed 2020-09-03
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55884

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

Yes ☐ No ☒

As of August 28, 2020, there were 5,498,780 outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets

Current assets:
Cash	$494,343	$619,104
Accounts receivable	172,712	93,800
Inventory	23,881	–
Prepaid expenses and other current assets	5,096	13,286
Total current assets	696,032	726,190

Property and equipment, net	70,526	80,273

Operating lease, right-of-use assets	176,119	386,742

Total assets	$942,677	$1,193,205

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$216,131	$68,614
Accounts payable, related party	77,308	76,280
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	90,155	150,909
Note payable, current portion	180,000	–
Total current liabilities	1,458,594	1,190,803

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	93,337	237,042
Note payable, long term portion	178,158	–
Long-term debt, net of unamortized discount	561,055	–
	832,550	237,042

Total liabilities	2,291,144	1,427,845

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,520,000 and 2,560,000 shares issued and 2,420,000 shares and 2,460,000 shares outstanding	2,520	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated,3,735,784 shares and 3,735,784 shares issued, 3,651,249 shares and 3,691,249 shares outstanding	3,735	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 29,634,568 shares and 29,564,014 shares issued, 5,460,120 shares and 5,429,566 shares outstanding	29,635	29,564
Additional paid-in capital	25,529,084	25,207,137
Accumulated deficit	(21,353,974)	(20,118,169)
Treasury stock:
Common stock, at cost, 24,174,448 shares and 24,134,448 shares	(5,200,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 84,535 shares and 44,535 shares	(179,882)	(79,882)
Total stockholders' deficit	(1,348,467)	(234,640)

Total liabilities and stockholders' deficit	$942,677	$1,193,205

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$107,309	$90,070	$332,765	$127,788
Cost of sales	98,325	93,234	310,747	105,966

Gross profit (loss)	8,984	(3,164)	22,018	21,822

Expenses:
Selling, general and administrative	337,499	796,044	1,202,858	1,397,558
Research and development	–	4,500	4,725	4,500
Depreciation and amortization	10,035	49,501	19,579	99,002
Operating expenses, net	347,534	850,045	1,227,162	1,501,060

Net operating loss	(338,550)	(853,209)	(1,205,144)	(1,479,238)

Other income (expense):
Interest income	11	36	31	83
Interest expense	(23,102)	–	(30,692)	–
Total other income (expense)	(23,091)	36	(30,661)	83

Net loss	$(361,641)	$(853,173)	$(1,235,805)	$(1,479,155)

Weighted average number of common shares outstanding - basic and fully diluted	5,450,450	5,027,443	5,446,411	5,080,242

Net loss per share - basic and fully diluted	$(0.07)	$(0.17)	$(0.23)	$(0.29)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Repurchase of Series B preferred and common stock, in exchange for note payable	–	–	–	–	–	–	–	–	40,000	(100,000)

Net loss for the three months ended June 30, 2020	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2020	2,520,000	$2,520	3,735,784	$3,735	1,000	$1	29,634,568	$29,635	24,174,448	$(5,200,218)

Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	28,140	28	–	–

Net loss for the three months ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	149,210	149	–	–

Net loss for the three months ended June 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,284,218	$29,284	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(continued)

	Class A Preferred		Class B Preferred		Additional		Total Stockholders’
	Treasury Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$(20,118,169)	$(234,640)

Issuance of common stock for services	–	–	–	–	52,759		52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	80,053

Net loss for the three months ended March 31, 2020	–				–	(874,164)	(874,164)

Balance, March 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(20,992,333)	$(786,826)

Conversion of series A preferred stock to common stock	–	–	–	–	–		–

Repurchase of Series B preferred and common stock, in exchange for note payable	–	–	40,000	(100,000)	–	–	(200,000)

Net loss for the three months ended June 30, 2020	–				–	(361,641)	(361,641)

Balance, June 30, 2020	100,000	$(179,368)	84,535	$(179,882)	$25,529,084	$(21,353,974)	$(1,348,467)

Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	115,023	–	115,051

Net loss for the three months ended March 31, 2019	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	$(17,890,770)	$32,080

Issuance of common stock	–	–	–	–	704,618	–	704,767

Net loss for the three months ended June 30, 2019	–	–	–	–	–	(853,173)	(853,173)

Balance, June 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,951,505	$(18,743,943)	$(116,326)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(1,235,805)	$(1,479,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,579	99,002
Amortization of debt discount	16,108	–
Stock based compensation	141,925	–
Non-cash lease expense	76,122	–
Decrease (increase) in operating assets
Accounts receivable	(78,912)	(51,778)
Inventory	(23,881)	–
Prepaid expenses and other assets	8,190	(22,244)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	147,517	53,448
Accounts payable, related party	1,028	–
Operating lease liability	(69,958)	–
Net cash used in operating activities	(998,087)	(1,400,727)

Cash flows from investing activities
Purchase of equipment	(9,832)	–
Net cash used in investing activities	(9,832)	–

Cash flows from financing activities
Payments on stock repurchase note payable	(20,000)	–
Proceeds from issuance of debt	803,158	–
Proceeds from issuance of common stock	100,000	689,818
Net cash provided by financing activities	883,158	689,818

Net decrease in cash	(124,761)	(710,909)
Cash - beginning of period	619,104	1,721,135
Cash - end of period	$494,343	$1,010,226

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$40	$–
Cancellation and renegotiation of leases	$134,501	$–
Issuance of Stock Repurchase Note Payable	$200,000	$–
Issuance of detachable warrants with Debt	$80,053	$–
Issuance of common stock in exchange for registered link and equipment	$–	$25,000
Issuance of common stock in lieu of deferred revenue	$–	$105,000

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2020. The results for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ended December 31, 2020. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Wylink Inc. (“Wylink”), a Texas corporation and wholly owned subsidiary, has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

Revenue and Cost Recognition. Revenue is recognized by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. We implemented this standard using the modified retrospective method. While adoption of this standard required additional disclosures, adoption did not have a material impact on our consolidated financial statements and no adjustments were made to prior periods end (iii) sales of testing, commissioning and integration services.

Revenues from cellular enhancement and other services including fixed wireless services totaled $332,765 and $127,788 for the six-month periods ended June 30, 2020, and 2019, respectively, and $107,309 and $90,070 for the three month periods ended June 30, 2020 and June 30, 2019, respectively

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the consolidated balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2020 and December 31, 2019.

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

If we determine that an arrangement is or contains a lease, we recognize a right-of-use (“ROU”) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $21,353,974 at June 30, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Property and Equipment

	June 30,	December 31,
	2020	2019
Telecommunication equipment and computers	$1,102,733	$1,092,901
Less: accumulated depreciation	(1,032,207)	(1,012,628)
	$70,526	$80,273

Depreciation expense for the six months ended June 30, 2020 and 2019 was $19,579 and $99,002, respectively.

NOTE D – DEBT

As of June 30, 2020, the Company’s debt consists of the following:

$200,000 of 0% unsecured notes payable due September 2020	$180,000
$625,000 of 7% unsecured notes payable due August 2021, net of unamortized discount of $63,945	561,055
$178,158 of 1% unsecured notes payable due April 2022	178,158
$919,213

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one investor due August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $16,108 amortized in the six months ended June 2020 and reported in the statement of operations as interest expense.

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we issued a note payable in the amount of $200,000 bearing no interest and due on September 30, 2020. The note is payable in $10,000 monthly installments with the balance payable on the maturity date. The note contains a feature that allows the Company to extend the maturity date of the note to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the balance of the note will be due. The Company made payments in the amount of $20,000 on the note during the period and the balance as of June 30, 2020 is $180,000.

In April 2020, we received a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $178,158. The loan bears interest at a fixed rate of 1% per annum after a six-month deferral period. The loan contains a feature pursuant to which the Small Business Administration (“SBA”) will forgive the balance of the loan under statutory authority and conditions set forth in the CARES Act. We anticipate forgiveness of 100% of the loan balance, but any portion not forgiven will be due in April 2022.

The following is a summary of principal maturities during the next five years:

2020 (six months remaining)	$180,000
2021	$625,000
2022	$178,158

NOTE E – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the six-month periods ended June 30, 2020 and 2019, operating lease expense totaled $90,889 and $94,834, respectively. For the three-month periods ended June 30, 2020 and 2019, operating lease expense totaled $69,832 and $48,756, respectively.

During the quarter, the Company renegotiated and terminated a number of lease agreements. The termination of lease agreements resulted in a reduction of the ROU assets of $69,832 and the modification of a lease agreement resulted in a reduction of the ROU assets of $64,669. The respective reductions to the associated lease liability were $72,556 and $64,669, with the difference of $2,724 recognized in the income statement in the current period.

The weighted average remaining lease term is 2.72 years and weighted average discount rate is 5.5% as of June 30, 2020.

Future minimum lease payments as of June 30, 2020 are as follows:

2020 (six months remaining)	$48,000
2021	85,899
2022	25,049
2023	24,539
2024	6,930
Thereafter	7,200
Total minimum lease payments	197,617
Less: imputed interest	(14,125)
Present value of minimum lease payments	183,492
Less: current portion of least obligation	(90,155)
Long-term lease obligation	$93,337

NOTE F – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2020 to purchase 2,360,800 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 155,000 of which are exercisable at an exercise price of $5.00 per share, and 205,800 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

On February 25, 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $12,164 amortized in the current quarter, and $16,108 in the six months ended June 30, 2020.

On March 3, 2020, we issued 92,500 warrants for services rendered with a fair market value on the issuance date of $89,155 recorded as an expense in the period.

On March 13, 2020, we issued 20,000 common stock purchase warrants to two investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant.

There were no warrants issued in the second quarter of 2020.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2019	2,383,256

Warrants granted	175,000
Warrants exercised	–
Warrants expired	(197,456)

Outstanding, June 30, 2020	2,360,800

Exercisable, June 30, 2020	2,360,800

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

In April 2020, the Company issued 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series A Preferred Stock by one shareholder.

In April 2020, the Company entered into a Repurchase and General Release Agreement with one investor to repurchase 40,000 shares of common stock and 40,000 shares of series B preferred stock at $2.50 per share in exchange for a note payable in the amount of $200,000 bearing no interest and due on September 30, 2020 unless the maturity date is extended by the Company in its sole discretion until March 31, 2021. No portion of the agreement with the investor was treated as an expense. The shares are held in treasury stock until cancelled or reissued by the Company.

NOTE H– RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $77,308 as of June 30, 2020, and $76,280 as of December 31, 2019. The Company incurred expense of $47,105 and $21,590 with Richardson & Associates as of the six months ended June 30, 2020 and June 30, 2019, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE I – CONCENTRATIONS

The Company derived $19,137, 96%, and $0, 0%, of revenue in the six months ended June 2020 and June 2019, respectively, from a single customer. The Company derived $0, 0%, and $61,955, 48%, and $0, 0%, and $13,201, 10%, of revenue in the six months ended June 2020 and June 2019, respectively, from two additional customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE J – SUBSEQUENT EVENTS

During the third quarter of 2020, Wytec issued 37,000 shares of common stock and 37,000 common stock purchase warrants to seven investors for which Wytec has received $185,000 pursuant to Wytec’s offering of units under Rule 506(c) of Regulation D of the Securities Act, as amended, each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit. These warrants are exercisable for cash until December 31, 2021 at an exercise price equal to the greater of (i) $5.00 or (ii) 85% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

During the third quarter of 2020, the Company issued 1,660 shares of common stock to one vendor for services rendered at fair value of $8,300.

During the third quarter of 2020, the Company proceeded with the process of winding up and dissolving its Capaciti and Wylink subsidiaries. No consideration will be exchanged in the transaction. As a result, the net assets and liabilities of the subsidiaries will be acquired and their operations will continue as part of the Company.

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

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to Local Multipoint Distribution Service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to its LPN-16 technology. This configuration is in place today and has become the center piece of Wytec’s private LTE initiatives requested by large commercial buildings, school districts and municipalities. Wytecs ultimate configuration includes the extension of its private LTE design into the offering of its Mobile Virtual Network Operator (MVNO) wholesale services to both cable and Wireless Internet Service Providers (“WISPs”) throughout the United States. The Company believes that its MVNO services will become the foundation for supporting true 5G services in the U.S. as defined by the International Telecommunications Union (“ITU”), the standard for all previous mobile generations from 1G to 4G.

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

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $176,119 and a corresponding lease obligation of $183,492 on our consolidated balance sheet as of June 30, 2020.

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

If we determine that an arrangement is or contains a lease, we recognize a right-of-use (“ROU”) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Results of Operations for the Six Months Ended June 30, 2020 and 2019 and Three Months Ended June 30, 2020 and 2019

Revenue for the six months ended June 30, 2020 and 2019 was $332,765 and $127,788, respectively. This increase in revenue of $204,977 or 160% was primarily due to increases in revenue from our Cel-fi systems. Revenue for the three months ended June 30, 2020 and 2019 was $107,309 and $90,070, respectively. This increase in revenue of $17,239, or 19%, was primarily due to increases in revenue from our Cel-fi systems.

Cost of sales for the six months ended June 30, 2020 and 2019 was $310,747 and $105,966, respectively. This increase of $204,781, or 193%, was due to the increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended June 30, 2020 and 2019 was $98,325 and $93,234, respectively. This increase of $5,091, or 5%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems.  The decrease is due to a small credit for equipment being issued and a reduction in inventory for some goods.

General and administrative expenses were $1,202,858 for the six months ended June 30, 2020, as compared to $1,397,558 for the six months ended June 30, 2019, this resulted in a decrease of $194,700 or 14% compared to the same period in 2019. Contributing factors to the decrease include a decrease in consulting expense of $98,547, or 100%, and a decrease in payroll taxes of $50,505 in the six months ended June 30, 2020 compared to the same period in 2019. General and administrative expenses were $337,499 for the three months ended June 30, 2020, as compared to $796,044 for the three months ended June 30, 2019. This resulted in a decrease of $458,545 or 58% compared to the same period in 2019. Contributing factors to the decrease include a decrease in G&A expense allocation of $99,378, and a reduction in outside services of $58,990 or 63% for the three months ended June 30, 2020 as compared to the same period in 2019.Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

We estimate that we will need approximately $3,000,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2020 were $998,087 compared to $1,400,727 during the six months ended June 30, 2019. This decrease of $402,640 was primarily due to changes in net loss during the six months ended June 30, 2020 to the same period in 2019.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2020 were $9,832 compared to the cash flows used by investing activities of $0 during the six months ended June 30, 2019. Capital expenditures totaled $9,832 and $0 during the six months ended June 30, 2020 and June 30, 2019, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2020 were $883,158 compared to $689,818 during the six months ended June 30, 2019. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2020, our cash balance was $494,343. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

Other Payable of $895,000 consists of amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) have been completed. During 2019, deferred revenue was reclassified to Other Payable due by the Company which has exited the business of installing Registered Links. The Company intends to settle the liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $21,353,974 at June 30, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2020 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2020, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities.

In April 2020, the Company issued 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series A Preferred Stock by one shareholder in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

In April 2020, the Company entered into a Repurchase and General Release Agreement to repurchase 40,000 shares of common stock and 40,000 shares of Series B preferred stock from one shareholder at $2.50 per share in exchange for a promissory note payable in the amount of $200,000 bearing no interest and due on September 30, 2020, unless the maturity date is extended by the Company in its sole discretion until March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to Tina Bagley (4)
4.7	Warrant issued by Wytec International, Inc. to William H. Gray (5)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Revolving Line of Credit Note by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.4	Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., dated November 17, 2016 (1)
10.5	Amendment to Stock Purchase Agreement by and among Wytec International, Inc., Competitive Companies, Inc., and Capaciti Networks, Inc., as of November 17, 2016 (2)
10.6	Separation and Release Agreement, executed on April 26, 2018 (4)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference from the filing of Amendment No. 2 to the Registration Statement on Form S-1 on August 7, 2017.

(3)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 18, 2018.

(4) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2018.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: September 3, 2020

