Form 10-Q
period 2020-09-30
WYTEC INTERNATIONAL INC
filed 2020-11-09
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 001-39478

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

Yes ☐ No ☒

As of November 3, 2020, there were 5,525,291 outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets

Current assets:
Cash	$290,884	$619,104
Accounts receivable	38,214	93,800
Inventory	1,098	–
Work in process	71,378	–
Prepaid expenses and other current assets	2,391	13,286
Total current assets	403,965	726,190

Property and equipment, net	64,504	80,273

Operating lease, right-of-use assets	151,704	386,742

Total assets	$620,173	$1,193,205

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$147,590	$68,614
Accounts payable, related party	103,024	76,280
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	91,368	150,909
Note payable, current portion	140,000	–
Long-term debt, net of unamortized discount, current portion	573,735	–
Total current liabilities	1,950,717	1,190,803

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	68,778	237,042
Note payable, long term portion	178,158	–
	246,936	237,042

Total liabilities	2,197,653	1,427,845

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,520,000 and 2,560,000 shares issued and 2,420,000 shares and 2,460,000 shares outstanding	2,520	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,652,451 shares and 3,735,784 shares issued, 3,651,249 shares and 3,691,249 shares outstanding	3,652	3,735
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 29,762,702 shares and 29,564,014 shares issued, 5,504,291 shares and 5,429,566 shares outstanding	29,762	29,564
Additional paid-in capital	25,874,719	25,207,137
Accumulated deficit	(21,803,842)	(20,118,169)
Treasury stock:
Common stock, at cost, 24,174,448 shares and 24,134,448 shares	(5,325,042)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 84,535 shares and 44,535 shares	(179,882)	(79,882)
Total stockholders' deficit	(1,577,480)	(234,640)

Total liabilities and stockholders' deficit	$620,173	$1,193,205

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$111,625	$131,942	$444,390	$259,730
Cost of sales	50,340	67,708	361,087	173,674

Gross profit (loss)	61,285	64,234	83,303	86,056

Expenses:
Selling, general and administrative	472,464	554,491	1,675,332	1,952,049
Research and development	5,852	–	10,577	4,500
Depreciation and amortization	9,229	27,513	28,808	126,515
Operating expenses, net	487,545	582,004	1,714,717	2,083,064

Net operating loss	(426,260)	(517,770)	(1,631,414)	(1,997,008)

Other income (expense):
Interest income	9	23	40	106
Interest expense	(23,617)	(38)	(54,309)	(38)
Total other income (expense)	(23,608)	(15)	(54,269)	68

Net loss	$(449,868)	$(517,785)	$(1,685,683)	$(1,996,940)

Weighted average number of common shares outstanding - basic and fully diluted	5,482,206	5,192,045	5,469,502	5,071,058

Net loss per share - basic and fully diluted	$(0.08)	$(0.10)	$(0.31)	$(0.39)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Repurchase of Series B preferred and common stock, in exchange for note payable	–	–	–	–	–	–	–	–	40,000	(100,000)

Net loss for the three months ended June 30, 2020	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2020	2,520,000	$2,520	3,735,784	$3,735	1,000	$1	29,634,568	$29,635	24,174,448	$(5,200,218)

Issuance of common stock for services	–	–	–	–	–	–	2,296	2	–	–

Issuance of common stock	–	–	–	–	–	–	41,375	41	–	–

Conversion of warrants	–	–	–	–	–	–	500	1	–	–

Conversion of series B preferred stock to common stock	–	–	(83,333)	(83)	–	–	83,333	83	–	–

Dissolution of subsidiaries	–	–	–	–	–	–	–	–	–	(124,824)

Net loss for the three months ended September 30, 2020	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2020	2,520,000	$2,520	3,652,451	$3,652	1,000	$1	29,762,072	$29,762	24,174,448	$(5,325,042)

Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	28,140	28	–	–

Net loss for the three months ended March 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,135,008	$29,135	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	149,210	149	–	–

Net loss for the three months ended June 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,284,218	$29,284	24,134,448	$(5,100,218)

Issuance of common stock	–	–	–	–	–	–	86,635	87	–	–

Conversion of warrants	–	–	–	–	–	–	13,538	14	–	–

Net loss for the three months ended September 30, 2019	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,384,391	$29,385	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited) (Continued)

	Class A Preferred		Class B Preferred		Additional		Total Stockholders’
	Treasury Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$(20,118,169)	$(234,640)

Issuance of common stock for services	–	–	–	–	52,759	–	52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	80,053

Net loss for the three months ended March 31, 2020	–	–	–	–	–	(874,164)	(874,164)

Balance, March 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(20,992,333)	$(786,826)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–

Repurchase of Series B preferred and common stock, in exchange for note payable	–	–	40,000	(100,000)	–	–	(200,000)

Net loss for the three months ended June 30, 2020	–	–	–	–	–	(361,641)	(361,641)

Balance, June 30, 2020	100,000	$(179,368)	84,535	$(179,882)	$25,529,084	$(21,353,974)	$(1,348,467)

Issuance of common stock for services	–	–	–	–	11,478		11,480

Issuance of common stock	–	–	–	–	206,834	–	206,875

Conversion of warrants	–	–	–	–	2,499	–	2,500

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–

Dissolution of subsidiaries	–	–	–	–	124,824	–	–

Net loss for the three months ended September 30, 2020	–	–	–	–	–	(449,868)	(449,868)

Balance, September 30, 2020	100,000	$(179,368)	84,535	$(179,882)	$25,874,719	$(21,803,842)	$(1,577,480)

Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$(17,264,788)	$543,011

Issuance of common stock	–	–	–	–	115,023	–	115,051

Net loss for the three months ended March 31, 2019	–	–	–	–	–	(625,982)	(625,982)

Balance, March 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,246,887	$(17,890,770)	$32,080

Issuance of common stock	–	–	–	–	704,618	–	704,767

Net loss for the three months ended June 30, 2019	–	–	–	–	–	(853,173)	(853,173)

Balance, June 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$23,951,505	$(18,743,943)	$(116,326)

Issuance of common stock	–	–	–	–	490,579	–	490,666

Conversion of warrants	–	–	–	–	67,676	–	67,690

Net loss for the three months ended September 30, 2019	–	–	–	–	–	(517,785)	(517,785)

Balance, September 30, 2019	100,000	$(179,368)	44,535	$(79,882)	$24,509,760	$(19,261,728)	$(75,755)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(1,685,683)	$(1,996,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,807	126,515
Amortization of debt discount	28,788	–
Stock based compensation	153,405	10,260
Non-cash lease expense	100,538	94,350
Decrease (increase) in operating assets
Accounts receivable	55,881	(106,110)
Inventory	(1,098)	–
Work in Process	(71,378)	–
Prepaid expenses and other assets	10,606	(47,093)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	78,977	(55,856)
Accounts payable, related party	26,744	–
Operating lease liability	(93,304)	(95,233)
Net cash used in operating activities	(1,367,717)	(2,070,107)

Cash flows from investing activities
Purchase of equipment	(13,039)	–
Net cash used in investing activities	(13,039)	–

Cash flows from financing activities
Payments on stock repurchase note payable	(60,000)	–
Proceeds from issuance of debt	803,158	–
Proceeds from exercise of warrants	2,500	528,698
Proceeds from issuance of common stock	306,878	555,406
Net cash provided by financing activities	1,052,536	1,084,104

Net decrease in cash	(328,220)	(986,003)
Cash - beginning of period	619,104	1,721,135
Cash - end of period	$290,884	$735,132

Supplemental disclosures:
Interest paid	$–	$38
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$40	$–
Conversion of series B preferred stock to common stock	$83	–
Cancellation and renegotiation of leases	$134,616	$–
Issuance of Stock Repurchase Note Payable	$200,000	$–
Issuance of detachable warrants with Debt	$80,053	$–
Issuance of common stock in exchange for registered link and equipment	$–	$25,000
Issuance of common stock in lieu of deferred revenue	$–	$105,000
ROU assets and operating lease obligations recognized	$–	$408,649

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2020. The results for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ended December 31, 2020. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. Wytec is also involved in the sale of wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients and has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

On or about August 20, 2020, Capaciti Networks, Inc., our former subsidiary, was dissolved and on or about September 22, 2020, Wylink, Inc., our former subsidiary, was dissolved. No consideration was exchanged in either transaction. As a result of the dissolutions, we acquired the net assets and liabilities of both Wylink, Inc, and Capaciti Networks, Inc. and their operations continue as part of the Company.

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

The Company earns revenues from contracts with customers for (i) sales and installation of cellular enhancement equipment and (ii) support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. The less complex systems installed by the Company where management believes the installed equipment has an alternative use, due to the standard nature of the equipment sourced from our vendors that can be used in other projects, revenue from such contacts is recognized for completed installations upon customer acceptance. This assessment, at contract inception, is a management judgment based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project, and the term and terms of the contract with the customer. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract.

Support agreements entered into with customers are generally for a period of one year, during which the Company stands ready to provide service and support for installed systems at the customer site. Support agreement amounts are billed in advance to the customer, as agreed in the contract, and recorded as a contract liability. During the period, the Company provides unspecified firmware upgrades to installed client equipment as they are available. Management estimates that straight line recognition of revenue over the period of the support agreement contract is a faithful representation of the pattern of delivery on the Company’s obligation under these agreements.

Sales tax is recorded on a net basis and excluded from revenue.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2020 and December 31, 2019.

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

Inventories: Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Inventory consists of equipment held for installation and work in process. Work in process contains both equipment costs and direct labor charges. Inventories are reviewed periodically to determine impairment and identify excess and obsolete equipment. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to net realizable value (market), if necessary. No allowance was determined to be necessary at September 30, 2020 and December 31, 2019.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $21,803,842 at September 30, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C – REVENUE AND ACCOUNTS RECEIVABLE

The Company recognizes revenue in accordance with its accounting policy. The Company invoices customers and recognizes accounts receivable in an amount equivalent to which it has an unconditional right and expects to receive aligned with the agreement with the customer. The Company has contracted payment terms with its customer of net 15 days. The Company recognized revenue from performance obligations satisfied as of a point in time and over time as disaggregated in the table below.

Timing of Revenue Recognition

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019

Point in Time	$444,322	$259,730
Over Time	68	–
	$444,390	$259,730

Due to the Company billing service agreements in advance and recognizing revenue for service agreements over time as more fully described in its accounting policy the Company carries a contract liability balance proportional to the time remaining on each customer agreement. The Company issues invoices to customers for completed work as performance obligations satisfied as of a point in time are fulfilled and does not carry a contract asset balance for these performance obligations.

Contract Assets and Liabilities

	September 30,	December 31,
	2020	2019
Contract Liability	$(751)	$–
	$(751)	$–

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2020 and December 31, 2019 that the Company expects to recognize over the next year is $751 and $0, respectively.

The Company is under no obligation and is not in the practice of providing customers with returns, rebates, discounts, or refunds and has not in an amount material to the financial statements. The Company, accordingly, does not recognize these obligations at the time of revenue recognition. The Company may receive consideration from customers who enter into support agreements in the future for incremental services provided to such customers. Those services are delivered as of a point in time when the customer requests the service. Future consideration as described is excluded from the transaction price calculated for support agreement performance obligations.

The Company has applied the practical expedient that permits the Company to recognize revenue without regard to significant financing components based on the Company’s expectations about the transfer of services and the receipt of payment from customers. The effect of this practical expedient is not material to the Company’s financial statements.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Property and Equipment

	September 30,	December 31,
	2020	2019
Telecommunication equipment and computers	$1,105,939	$1,092,901
Less: accumulated depreciation	(1,041,435)	(1,012,628)
	$64,504	$80,273

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $28,808 and $126,515, respectively.

NOTE E – DEBT

As of September 30, 2020, the Company’s debt consists of the following:

$200,000 of 0% unsecured notes payable due March 2021	$140,000
$625,000 of 7% unsecured notes payable due August 2021, net of unamortized discount of $51,265	573,735
$178,158 of 1% unsecured notes payable due April 2022	178,158
$891,893

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one investor due August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $28,788 amortized in the nine months ended September 2020 and reported in the statement of operations as interest expense.

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we issued a note payable in the amount of $200,000 bearing no interest and due on September 30, 2020. The note is payable in $10,000 monthly installments with the balance payable on the maturity date. The note contains a feature that allows the Company to extend the maturity date of the note to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the balance of the note will be due. During the quarter, the Company extended the maturity date of the note under the terms of the note to March 2021. The Company made payments in the amount of $60,000 on the note during the period and the balance as of September 30, 2020 is $140,000.

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

The following is a summary of principal maturities during the next five years:

2020 (three months remaining)	$30,000
2021	735,000
2022	178,158
$943,158

NOTE F – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the nine-month periods ended September 30, 2020 and 2019, operating lease expense totaled $115,363 and $130,443, respectively. For the three-month periods ended September 30, 2020 and 2019, operating lease expense totaled $24,474 and $35,599, respectively.

The weighted average remaining lease term is 2.57 years and weighted average discount rate is 5.5% as of September 30, 2020.

Future minimum lease payments as of September 30, 2020 are as follows:

2020 (three months remaining)	$25,194
2021	85,695
2022	24,695
2023	23,536
2024	6,930
Thereafter	7,200
Total minimum lease payments	173,250
Less: imputed interest	(13,104)

Present value of minimum lease payments	160,146
Less: current portion of least obligation	(91,368)
Long-term lease obligation	$68,778

NOTE G – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2020 to purchase 2,409,675 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 155,000 of which are exercisable at an exercise price of $5.00 per share, and 254,675 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

On February 25, 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $12,680 amortized in the current quarter, and $28,788 in the nine months ended September 30, 2020.

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

During the third quarter we issued 41,375 common stock purchase warrants to six investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2019	2,383,256

Warrants granted	216,375
Warrants exercised	(500)
Warrants expired	(189,456)

Outstanding, September 30, 2020	2,409,675

Exercisable, September 30, 2020	2,409,675

NOTE H – STOCKHOLDERS’ EQUITY

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

In April 2020, the Company entered into a Repurchase and General Release Agreement with one investor to repurchase 40,000 shares of common stock and 40,000 shares of series B preferred stock at $2.50 per share in exchange for a note payable in the amount of $200,000 bearing no interest and due on March 31, 2021 as extended under the terms of the note. No portion of the agreement with the investor was treated as an expense. The shares are held in treasury stock until cancelled or reissued by the Company.

In July 2020, the Company issued 12,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In August 2020, the Company issued 25,000 shares of common stock to four investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In September 2020, the Company issued 4,375 shares of common stock to one investor in lieu of making an accrued interest payment in cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In September 2020, one investor exercised 500 common stock purchase warrants for which the Company issued 500 shares of common stock for cash at $5.00 per share.

During the quarter, the Company issued 2,296 shares of common stock to one vendor for services rendered at fair value of $11,484.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $103,024 as of September 30, 2020, and $76,280 as of December 31, 2019. The Company incurred expense of $47,285 and $79,934 with Richardson & Associates as of the nine months ended September 30, 2020 and September 30, 2019, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE K – CONCENTRATIONS

The Company derived $365,692, 82%, and $0, 0%, of revenue in the nine months ended September 2020 and September 2019, respectively, from a single customer. The Company derived $0, 0%, and $70,585, 28%, and $0, 0%, and $61,781, 24%, and $0, 0%, and $40,864, 16%, of revenue in the nine months ended September 2020 and September 2019, respectively, from three additional customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – SUBSEQUENT EVENTS

During the fourth quarter of 2020, Wytec issued 21,000 shares of common stock and 21,000 common stock purchase warrants to seven investors for which Wytec has received $105,000 pursuant to Wytec’s offering of units under Rule 506(c) of Regulation D of the Securities Act, as amended, each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit. These warrants are exercisable for cash until December 31, 2021 at an exercise price equal to the greater of (i) $5.00 or (ii) 85% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to Local Multipoint Distribution Service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to its LPN-16 technology. This configuration is in place today and has become the center piece of Wytec’s private LTE initiatives requested by large commercial buildings, school districts and municipalities. Wytec’s ultimate configuration includes the extension of its private LTE design into the offering of its Mobile Virtual Network Operator (MVNO) wholesale services to both cable and Wireless Internet Service Providers (“WISPs”) throughout the United States. The Company believes that its MVNO services will become the foundation for supporting true 5G services in the U.S. as defined by the International Telecommunications Union (“ITU”), the standard for all previous mobile generations from 1G to 4G.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $151,704 and a corresponding lease obligation of $160,146 on our consolidated balance sheet as of September 30, 2020.

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

Results of Operations for the Nine Months Ended September 30, 2020 and 2019 and Three Months Ended September 30, 2020 and 2019

Revenue for the nine months ended September 30, 2020 and 2019 was $444,390 and $259,730, respectively. This increase in revenue of $184,660 or 71% was primarily due to increases in revenue from our Cel-fi systems. Revenue for the three months ended September 30, 2020 and 2019 was $111,625 and $131,942, respectively. This decrease in revenue of $20,317, or 15%, was primarily due to decreases in revenue from our Cel-fi systems.

Cost of sales for the nine months ended September 30, 2020 and 2019 was $361,007 and $173,674, respectively. This increase of $187,333, or 108%, was due to the increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended September 30, 2020 and 2019 was $50,259 and $67,708, respectively. This decrease of $17,449, or 26%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $1,675,332 for the nine months ended September 30, 2020, as compared to $1,952,049 for the nine months ended September 30, 2019, this resulted in a decrease of $276,717 or 14% compared to the same period in 2019. Contributing factors to the decrease include a decrease in G&A expense allocation of $194,225, or 778%, a decrease in consulting expense of $135,052, or 3,624%, a decrease in payroll taxes of $65,658, a decrease in outside services of $65,293, or 45%, in the nine months ended September 30, 2020 compared to the same period in 2019. General and administrative expenses were $472,464 for the three months ended September 30, 2020, as compared to $554,491 for the three months ended September 30, 2019. This resulted in a decrease of $82,027 or 15% compared to the same period in 2019. Contributing factors to the decrease include a decrease in G&A expense allocation of $153,879, or 617%, and a reduction in outside services of $165,567 or 102% for the three months ended September 30, 2020 as compared to the same period in 2019.Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2020 were $1,367,717 compared to $2,070,107 during the nine months ended September 30, 2019. This decrease of $702,390 was primarily due to changes in net loss during the nine months ended September 30, 2020 to the same period in 2019.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2020 were $13,039 compared to the cash flows used by investing activities of $0 during the nine months ended September 30, 2019. Capital expenditures totaled $13,039 and $0 during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2020 were $1,052,536 compared to $1,084,104 during the nine months ended September 30, 2019. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2020, our cash balance was $290,884. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $21,803,842 at September 30, 2020, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2020 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2020, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities.

In July 2020, the Company issued a total of 12,000 shares of common stock and 12,000 common stock purchase warrants to two investors pursuant to the Company’s private placement of units (“Units”), each Unit consisting of one share of common stock and one common stock purchase warrant, in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)..

In August 2020, the Company issued a total of 25,000 shares of common stock and 25,000 common stock purchase warrants to four investors pursuant to the Company’s private placement of Units in accordance with Rule 506(c) of the Securities Act.

In September 2020, the Company issued 4,375 shares of common stock and 4,375 common stock purchase warrants to one investor pursuant to the Company’s private placement of Units in lieu of making an accrued interest payment in cash in accordance with Rule 506(c) of Regulation D of the Securities Act.

In September 2020, one investor exercised 500 common stock purchase warrants for which the Company issued 500 shares of common stock in accordance with Rule 506 (b) of Regulation D of the Securities Act.

During the quarter, the Company issued a total of 2,296 shares of common stock to one vendor for services rendered in accordance with Rule 506 (b) of Regulation D of the Securities Act.

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

Date: November 9, 2020

