Form 10-K
period 2020-12-31
WYTEC INTERNATIONAL INC
filed 2021-06-25
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From _______________ to ________________.

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

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

The number of shares of common stock, $0.001 par value, outstanding on June 14, 2021 was 6,724,547 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2020

i

PART I

Item 1. Business.

General

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company,” “we,” “us,” or “our”), is a designer and developer of small cell technology and wide area networks designed to support 5G deployments across the United States. Wytec offers in-building and citywide 5G solutions utilizing multiple 5G equipment vendors in combination with its patented LPN-16 small cell technology to complete its network designs. Wytec was incorporated in November 2011 with the purchase of five (5) United States patents (all of which have since expired) directly related to local multipoint distribution service (“LMDS”), utilized in broadband wireless access technology and originally designed for digital television transmission. In June 2014, Wytec filed a provisional patent for its small cell technology which we now call the “LPN-16.” In December 2017, we were granted a patent for our LPN-16 by the United States Patent and Trademark Office (“USPTO”), patent number 9,807,032. The patent is described as an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System (“UHTMTS”). The design of the LPN-16 has been purposed as a small cell device to be installed on strategically placed utility poles throughout the United States in support of a hybrid dense network necessary for the next generation of mobile communications known as 5G. In December 2020, Wytec was granted a second patent by the USPTO, patent number 10868775 B2, which is an expansion to our original 2017 patent. This patent includes all features in the original patent and extends the life of the original patent with additional modifications to 2040. Wytec designs its 5G networks to be capable of supporting private LTE allowing private ownership of the network. Private LTE networks have been significantly enhanced due to the most recent FCC commercialization of the Citizens Broadband Radio Service (“CBRS”) spectrum now integrated in smart devices including 5G smartphones. As a result of both private LTE and CBRS, municipal governments, cable operators, wireless Internet Service Providers (“WISPs”), and carriers are now potential customers for Wytec. While Wytec is a public reporting company, its common stock is not yet quoted for public trading.

Industry Overview

Since the 1990s, a potent global movement, including a series of intergovernmental summit meetings, was conducted to close what has been popularly defined as the “Digital Divide”. The Digital Divide refers to the gap between those able to benefit from the internet and those who are not. This movement has energized solutions in public policy, technology design, finance and management that would allow all connected citizens to benefit equitably as a global digital economy spreads into the far corners of the world. Recently, the movement has been further energized by the massive economic disturbance of the Coronavirus. Thus, on March 27, 2020, the 116th U.S. Congress passed a $2.2 trillion economic stimulus bill known as the CARES Act. Immediately, billions of dollars of funding requests came in from counties, cities, and ISDs in hopes of further resolving the raging Digital Divide issue and its devastating effect on underserved citizens and students across the United States. A portion of these much-needed funds will be utilized to upgrade America’s communication infrastructure necessary for supporting an increased expansion into the nation’s underserved broadband areas and to support the next generation of cellular services called 5G.

As a result of this increased need for greater data capacity, cellular carriers have been aggressively pursuing new technologies to manage this massive data growth. The next generation of wireless communication services, 5G, has now been introduced and is touted to be the answer to America’s future communications needs in supporting fixed broadband and cellular connectivity. For the U.S. cellular industry to meet this challenge, we believe a radical change in network architecture is needed.

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

Connectivity for All

Wytec owns patented small cell technology known as the “LPN-16.” Its neutral-host design is its key differentiation from other small cell technologies, with its ability to support multiple spectrum usage owned and utilized by multiple mobile operators simultaneously. This multi-operator architecture is overwhelmingly accepted by city governments due to the reduced need for utility poles as compared to a single-operator small cell. Carriers are also expected to avidly embrace Wytec’s solution due to a substantially reduced installation cost and speed of deployment.

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

Today, carriers dominate the mobile cellular industry, but due to 5G deployment requiring small cells to be installed on utility poles, city governments have significant influence over small cell deployments in accordance with “right of way” regulations requiring pole access. This legal authority by municipalities has had a major impact on the slow speed of 5G deployment throughout America’s cities. Without this legal authority, municipal governments fear that carriers could further dominate their presence by overcrowding America’s utility poles with small cells leaving both an eyesore and potential hazards. We believe that Wytec’s LPN-16 diminishes these concerns due to its multi-carrier features allowing for multiple operators to gain access to poles and utilize the network simultaneously.

Revenue Opportunities

In October 2019, Wytec, participated in a Request For Proposal (the “RFP”) issued by the Laredo ISD in Laredo, Texas involving in-building cellular enhancement for the ISD. Wytec won the RFP with the lowest bid and best technology and was awarded the Contract consisting of 42 buildings within the district. Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”) consisting of 150 other ISDs. Due to language within the Contract under Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet. The Laredo ISD winning bid was $.039 per square feet. Assuming all CTPA members took advantage of the $0.39 per square foot winning bid, Wytec could realize revenues of approximately $195,599,363 over a three-year period. Wytec is now building out its second school district under the benefit of Section 791.001 of the Texas Code and is aligning itself to manage a more aggressive build-out over the coming three-year period. In addition to the current cellular enhancement service provided by Wytec to CTPA, the Company has received a strong interest from certain CTPA members to construct a private LTE solution (to include Wytec’s patented LPN-16) for multiple counties, potentially representing substantially greater revenue opportunities for Wytec in the future. Wytec currently utilizes Nokia for its Private LTE services but was able to brand its own LTE service under a channel partner agreement with Nokia called SmartDAS™.

In addition to Wytec’s revenue potential involving cellular enhancement and private LTE, the Company plans to utilize its LPN-16 technology to provide wholesale services to MVNOs, predominately in the cable industry. Today, cable operators are aggressively pursuing mobile product (smartphones) solutions due to their eroding subscriber base to the carriers. This mobile service is currently offered to cable operators by virtually all carriers, but the cable operators struggle to achieve acceptable profit margins through MVNOs due to the current absence of multi-operator neutral host small cell technology, which allows for a reduction of deployment costs with the addition of each additional carrier or cable operator. Wytec anticipates wide acceptance of the LPN-16 by city governments due to its multi-carrier service capability. There are 450 cable operators aggressively pursuing MVNO services in the United States. This initiative by cable operators is anticipated to create a substantial revenue opportunity for Wytec.

As described above, we believe that Wytec’s LPN-16 small cell offers two significant revenue opportunities involving both a potential sale of the LPN-16 to private LTE clients (such as schools and cities) and as a 5G (Wytec owned) network to support its MVNO wholesale clients such as carriers, cable operators, and WISPs. In a recent publication by Allied Market Research, studies suggest that the small cell 5G Market will reach $6.87 billion by 2026.

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

The LPN-16, recognized by USPTO patent number 9,807,032, as expanded by USPTO patent number 10868775 B2, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. They may be configured to include 802.11ac and evolve to LTE and other technology and frequency bands as well as software defined radio attributes. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the IOT, and a host of other related telecommunications services.

In-Building Cellular: We believe Wytec offers a powerful alternative to the in-building cellular enhancement market which consists of signal boosters, small cells and related indoor distributed antenna systems (“DAS”). DAS is designed to strengthen cellular signals in facilities where materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an “iDAS”) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take months to obtain and will cost substantially more.

We believe that our in-building solution, costing about one third (1/3) that of traditional DAS, is a viable alternative solution without the tedious and sometimes delayed support of the carriers and the Company has already deployed the service in more than 20 building facilities. Wytec has established valuable vendor relationships for in-building solutions with Nokia, Ericcson, Samsung and Nextivity.

Wytec, with its preferred vendor relationships, plans to generate significant revenues deploying in-building, private LTE and MVNO services in 2021.

4G LTE: Wytec, through its relationship with Nokia, is able to provide wholesale MVNO services utilizing to access the largest carrier 4G LTE networks in the United States. Recently, both the cable and WISPs are seeking cellular wholesale arrangements to provide cellular services to their product portfolios.

Customer Concentration

During the year ended December 31, 2020, we received approximately 40% of our gross revenue from our cellular enhancement contract with the Laredo School District in Bexar County, Texas. Total revenue for the year ended December 31, 2020 was $1,077,030, and revenue from the Laredo contract during this period was $430,647. Purchase orders for other Alliance ISDs aggregate under this single contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with that contract because many different ISDs are available to purchase our products and services through the contract without competitive bidding and other lengthy procedures. Accordingly, our customer base is already diversifying with the recent signing of the Round Rock ISD. Our terms for cellular enhancement services, as reflected in the Laredo contract, are already pre-approved by the Central Texas Purchasing Alliance (“CTPA”) comprised of approximately 150 school districts in central Texas. We have, however, only done a few projects for private commercial enterprises (although we’ve done some notable buildings, such as the Johnson Space Center in Houston, Texas), and have not extensively pursued business in that sector of the market. The loss of our relationship with the CTPA would have a material adverse impact on our future results of operations, financial condition and business performance.

SwRI engaged us to serve as the general sub-contractor for the project launched by Bexar County, Texas, to build a network linking the County and several school districts in the County with enhanced internet and cellular service utilizing small cell technology. We had a pre-existing relationship with SwRI for several years regarding SwRI conducting trials and certifying our LPN-16 small cell innovation, which is ongoing with trials planned for 2021 or 2022. Separately, Bexar County hired SwRI to advise it with respect to the Private LTE project, and SwRI hired us to implement it. We obtained the Laredo School District as a customer for our cellular enhancement service prior to the Bexar County project, and our service for the Laredo schools is ongoing. We expect to continue to obtain cellular enhancement orders from school districts in the area and beyond because of our work with the Laredo schools, our reasonable budgets for this infrastructure, our status as a preferred vendor to the Alliance, and our expanding relationship with the County. We expect our customer base to gradually diversify among the various schools that seek cellular enhancement services for public safety and convenience, and among other entities, including commercial enterprises that may also order Private LTEs. We expect to generate a substantial majority of our future business internally and separate from SwRI.

Agreement with Laredo School District

We entered into an In-Building Wireless Solution Agreement with the Laredo Independent School District (“Laredo”) on or about September 19, 2019 (the “Agreement”). The Agreement is the result of a Request for Proposal (“RFP”) circulated by Laredo in 2019 for the design, installation and maintenance of a cellular enhancement system for Laredo’s schools and school buildings. It contains detailed specifications and performance requirements for the system. We won the contract through competitive bidding and submission of a comprehensive response to the RFP. The price of the system for Laredo is fixed by turnkey cost covenants by us in the Agreement. We are required to provide ongoing maintenance services for the system. These services are promised by us at fixed turnkey prices in approved budgets at contract commencement. The Agreement has an initial term of three years, subject to evaluation and renewal for up to two more years through September 19, 2024. Additional items not subject to the turnkey provisions can be ordered by Laredo or other ISDs that work under our contract by submission of purchase orders to us. Specified insurance certificates must be obtained and maintained during the term of the contract. We are required to furnish standard minimum manufacturer’s warranties to Laredo, and Laredo does not waive any warranties, whether express or implied. Laredo has the right to terminate the Agreement for “cause” or without “cause” at any time. The Agreement provides that we indemnify Laredo for losses, costs or liabilities it may incur due to our performance of services or provision of goods. Laredo is not obligated to indemnify us. The Agreement confers on Laredo the right to audit our project books and records, and contains a “No Arbitration” clause. It also prohibits conflicts of interest in any matter involving or affecting the projects. A copy of the Agreement is attached to the Offering Statement of which this Offering Circular is a part as Exhibit 10.1

Agreement with Southwest Research Institute

In September 2020, Wytec International, Inc. entered into a fixed price contract with SwRI for the design, configuration and construction of a Private LTE for the County of Bexar in the State of Texas. The agreement specifies a fixed price for the initial phase of the Bexar County LTE, as provided in the Statement of Work, of $565,247.28. It includes the incorporation of small cells supplied by Nokia Corporation to confer 5G capability to the network. We expect two (2) more phases to complete the project, for which the budget for each phase will be larger than the first phase. A portion of the first phase work was performed by us prior to the signing of the contract in September and carried forward as a credit to us. In that regard, payments are made by SwRI to us as specified milestones are achieved on the project. We invoice SwRI for payments due when milestones are accomplished, and SwRI is obligated to pay them within 15 days. Our invoices include milestone compliance information and certifications for SwRI’s reference and benefit. The first phase of work was completed on or about December 1, 2020, and the final payment was received by us in December 2020.

SwRI does not waive any rights under the agreement and has the right to demand corrections by us after the work is completed. In addition, we must submit all close-out documents with the final invoice. The close-out documents are specified in Paragraph 5G of the contract. Failure to make this submission to SwRI can cause us to surrender certain rights and payments under the agreement.

Competition

There are numerous existing and commercially available methods of providing both small cell technology and high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share in this highly competitive market. We believe the principal competitive factors affecting our lines of business for LPN-16 is its “neutral host” features allowing multiple carriers to host on one small cell. Additionally, Wytec’s business model invokes a universal placement strategy through its relationship with cities interested in universal support for its school districts. We believe this has placed Wytec in a unique position to incorporate a neutral host small cell that has universal placement throughout a city.

Competition by Equipment (Small Cell). The Hetnet Bible issued by SNS Research has identified approximately 19 small cell vendors offering small cell equipment to network developers. Most, if not all of those vendors utilize the same chipset and provide nearly identical form factors (housing) with standard utility pole and strand mount installations. We are, however, unaware of a single manufacturer who has developed an outdoor small cell device capable of transmitting multiple frequencies on multiple channels from a single device at a single site location without frequency interference such as the LPN-16 small cell technology. We believe our LPN-16 small cell access point will set a new standard in the mobile broadband industry. Wytec is now listed in the updated HetNet Bible version 2014-2020 Report on small cells, Carrier Wi-Fi, and DAS.

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

Competition for Tower Site Location Rentals (Access). For the deployment of Wytec’s small cell, adequate access to rights-of-way on towers and utility poles is necessary. There are a number of other local, regional, and national parties interested in tower/utility pole space access. This includes the equipment used by various public utilities, including electric utilities, major cellular carriers, fiber optic companies and cable companies, and may also include equipment placed by the municipality for public safety.

Intellectual Property

Wytec owns an interest in five (5) U.S. patents related to LMDS or millimeter technology, all of which are now expired. In April 2014, we filed a provisional patent representing the LPN-16 small cell device. In March 2015, the Company filed a Taiwanese Patent Application along with Patent Cooperation Treaty (PCT) application for patent filings in additional countries. In May 2017, Wytec was granted a patent for its LPN-16 technology and device by the USPTO, patent number 9,807,032. In December of 2020, Wytec was granted a second patent for additional claims to its LPN-16 and device by the USPTO, patent number 10868775 B2. We may be subject to legal proceedings and claims in the ordinary course of business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or curtail our product and service offerings. We may also need to redesign some of our products or services to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could adversely affect our business.

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

Employees

As of December 31, 2020, we have ten full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we can earn additional revenue through organic growth, acquisitions and strategic alliances during 2020, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Seasonality

Our operations are not expected to be materially affected by seasonality.

Item 1A Risks Factors

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

The business, financial condition and operating results of the Company can be affected by several factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Marketplace

If we are unable to renew lease agreements for the locations where our equipment is installed, our business could be harmed. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on select rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements designed to send and receive wireless signals necessary for the operation of the network. While we have tested this network, we have not yet launched it for daily commercial operations and have not yet built any other networks, although we are currently doing several cellular enhancement installations, and are building a private LTE network for Bexar County, Texas. Nevertheless, we would typically seek five-year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

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

We are selling telecommunications equipment and services that are relatively new in our portfolio, and the revenue model for them is uncertain. We do not have extensive experience in pricing and billing in-building cellular and private LTE services, nor have we yet deployed LPN-16 with our networks or charged anyone for its capabilities. There is a risk that we may not price and bill sufficiently for our products and services to earn a profit, especially in the early stages of our sale and installation of them. We may continue to incur operating losses even as our sales and revenue increase.

Our Link Program was terminated, and we have liability with respect to the remaining outstanding Links. Through January 2016, Wytec had been relying primarily on the sale of registered links and related equipment and services (“Links”) through Wylink, Inc., our former wholly owned subsidiary which we dissolved in 2020, for revenue and working capital. Wylink terminated the offer and sale of Links in January 2016, except for two sales in July 2016. From June 2016 to December 2017, Wytec had been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e. one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2018). Subsequently, in 2018 and 2019, Wytec has been making exchange offers for Links by offering shares of common stock and warrants for them. As of December 31, 2020, we had repurchased all but 39 outstanding Links that currently remain with third party owners. Those outstanding Links include 22 that are activated and 17 that are not yet and may not be activated. We are generally retaining activated (“live”) Links that are repurchased by us and letting pending Links lapse for the present. Once Links were sold, Wytec incurred substantial costs to provide equipment and make related lease payments on activated Links. The Company has recently shifted its focus to in-building cellular and private LTE services, respectively, and to LPN-16. Consequently, the Company does not plan to sell, lease, use or activate any more Links. In fact, it plans to continue to try to repurchase them to give Linkholders a better opportunity to monetize their purchase of them and to strengthen the Company’s balance sheet by having holders exchange them for equity. We have recorded a current liability for “other payables” on our balance sheet for the remaining outstanding Links. There is no assurance that the Company will be able to retire the rest of the outstanding Links, or that it will not have claims asserted by Linkholders against it for forced activations and lease renewals or refunds.

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

If the comprehensive testing to be conducted by the SwRI does not yield favorable results, the execution of our business plan could be delayed or otherwise adversely effected. We are planning to conduct comprehensive trials in the near future with SwRI to test the efficacy of the LPN-16, and while we expect good results with respect to transmission speed, capacity, latency, clarity, and related performance parameters, there is no assurance that the actual results will not be less than expected. There is no assurance as to the date on which the trials will be conducted and completed. The trials with satisfactory results are a necessary predicate to commercializing and deploying our LPN-16 small cell technology. There is no assurance as to the performance results that will be experienced in the upcoming trials. If the results are not satisfactory, we will be delayed in the execution of our business plan, our costs will rise as we make necessary adjustments to the prototypes, and our anticipated revenue will be reduced or delayed.

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

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. Two customers (i.e., Laredo ISD and Southwest Research Institute) generated approximately 92% of our revenue in the year ended December 31, 2020. Purchase orders aggregate under the Laredo ISD contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with the Laredo ISD contract because many different ISDs are able to purchase our products and services through that contract without competitive bidding or other lengthy procedures. In that regard, we have preferred vendor status with the Central Texas Purchasing Alliance (“CTPA”) of which Laredo is a member, along with approximately 150 other school districts in Texas. Nevertheless, this high concentration of revenue from a single customer creates a risk that our revenue may decrease substantially if we were to lose this customer. We cannot assure you that our current main customer will continue to purchase our products and services in the future.

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

Our ability to protect our intellectual property is uncertain. We assigned our five Patents to our former subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the Patents on behalf of us and itself through Wytec, LLC. All five previous patents prior to 2017 have expired. We re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. We have applied for additional patents and may do so in the future. On October 31, 2017, we received our first patent on the LPN-16 (patent number 9,807,032). In December of 2020, Wytec was granted a second patent (patent number 10868775 B2), for our additional claims to our original 2017 patent.. There is no assurance that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to enter the market more readily for this type of equipment.

Our business may be adversely affected by competition. The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Certain competitors may be able to secure products from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing than we will. We cannot assure that we will be able to compete successfully against these competitors, which ultimately may have a materially adverse effect on our business, results of operations, financial condition, and potential products in the future.

Our business is subject to government regulation. Aspects of our telecommunication business are subject to and designed to comply with the regulations of the FCC. A change in those regulations or significant diminution of the right to access, use or license of the spectrum that we seek may have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally, including without limitation those governing employment, construction, permit requirements, the environment, and health and safety, those governing the telecommunications industry, and the FCC. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

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

We are exposed to various possible claims relating to our business and we may not have sufficient insurance to fully protect us. We cannot assure that we will not incur uninsured liabilities and losses because of the conduct of our business, even though we currently maintain insurance policies for liability and property insurance coverage, along with workmen’s compensation and related insurance. Should uninsured losses occur, our investors could lose their invested capital.

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We are currently conducting an offering of promissory notes and warrants seeking to raise up to $5,000,000 of additional capital. To date, we have sold $625,000 of the promissory notes and warrants to one accredited investor.

We expect to incur losses for the near future. We project that we will incur development and administrative expenses and operate at a loss for the foreseeable future unless we are able to generate substantial revenues from our existing and planned proprietary products and services. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

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

We may face litigation in the future. We may incur substantial legal fees and costs in connection with future litigation, if any. The Company carries Officers’ and Directors’ liability insurance, as well as other forms of insurance customarily carried by companies such as Wytec, but there is no assurance that our insurance policies will be adequate to cover all of our litigation costs. There is also a risk that we could face litigation and regulatory claims that could have a material adverse effect on our financial condition, operating results, and business. For example, a former Linkholder and current Series B Preferred Stockholder of the Company has requested a refund of his payments to Wytec. While the Company does not believe that this individual is entitled to a refund, the Company has been amenable to refunding him, but not in excess of the amount he paid for his Links, which he previously exchanged for the Series B Preferred Stock that he currently owns. If this individual does not accept the Company’s offer and commences litigation or the Company becomes involved in other litigation, there could be a material adverse effect on the Company.

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

Risks Related to Our Common Stock

No market for our common stock currently exists, and an active trading market may not develop or be sustained. Our stock price may fluctuate significantly. There is currently no public market for our common stock. We intend to apply to have our common stock quoted and traded on the OTC-QX Market or the NASDAQ Capital Market. There is no assurance that the Company’s application for listing its common stock for trading on the NASDAQ Capital Market will be accepted. In order to have our common stock quoted for public trading on the OTC-QX Market, which is an over-the-counter market, not an exchange, we must have a market maker registered with FINRA to sponsor our application for a trading symbol for that over-the-counter market. There is no assurance that we will find a market maker to sponsor our common stock for public trading. An active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price and trading volume being depressed or volatile. We cannot predict the prices at which our common stock may trade. The market price of the common stock may fluctuate widely and decline, depending on many factors, some of which may be beyond our control.

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

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market if one ever develops, or upon the expiration of any statutory holding period under Rule 144 or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang”, in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stock price may be volatile. The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock in general.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 and 2,210 square feet of office space at 19206 Huebner Road, Suite 201, San Antonio, Texas 78258 for approximately $6,100 per month.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not yet been approved for trading on FINRA’s Over-the-Counter QB Market (OTC:QX) or any other trading market or exchange.

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 2,420,000 of which are issued and 2,320,000 of which are outstanding as of December 31,2020, 6,650,000 of which have been designated as Series B Preferred Stock, 3,412,885 of which are issued and 3,368,350 of which are outstanding as of December 31, 2020, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2020. Each share of Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the votes on any matter submitted to shareholders for a vote. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

As of May 26, 2021, there were 833 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2020, there were 6,090,205 shares of our common stock issued and outstanding.

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

Warrants

As of December 31, 2020, we have outstanding 2,000,000 warrants to purchase our common stock at an exercise price of $1.00 per share until December 31, 2022, and 388,675 warrants to purchase our common stock with expiration dates through December 31, 2022, 155,000 of which are exercisable at an exercise price of $5.00 per share and 233,675 of which are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future or outcomes in this Form 10-K.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 1,000 feet in circumference. The hardware consists of a chassis or framework approximately three (3) feet in height and a radius of approximately 32 inches. It is designed to be installed on a utility pole to provide dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them within densely populated areas as compared to a traditional macro site celluar towers covering a much larger area of approximately two (2) miles. The growth of small cells is a response to delivering substantially greater speeds to smartphones and other smart devices in preparation of the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”), all of which have expired, related to local multipoint distribution service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to its LPN-16 technology. This configuration is being tested in San Antonio, Texas and represents the center piece of Wytec’s 5G initiatives desired by large commercial buildings, school districts and municipalities. Wytec’s ultimate configuration includes the extension of its private LTE design into the offering of its Mobile Virtual Network Operator (“MVNO”) wholesale services to both cable and Wireless Internet Service Providers (“WISPs”) throughout the United States. The Company believes that its MVNO services will become the foundation for supporting true 5G services in the U.S. as defined by the International Telecommunications Union (“ITU”), the standard for all previous mobile generations from 1G to 4G.

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

Revenue and Cost Recognition. Wytec International, Inc. follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $482,273 in 2020 and $358,149 in 2019. Our contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services including fixed wireless services totaled $594,756 in 2020 and $47,319 in 2019. Network service revenues are recognized each month as services are rendered.

Revenue on sales of FCC registered links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. No revenues for the sale of FCC registered links were recorded in 2020 or 2019. This source of revenue no longer exists.

Any deposits received from a customer prior to delivery of the purchased product or monies paid to us prior to the period for which a service is provided are accounted for as deferred revenue on the balance sheet.

Sales tax is recorded on a net basis and excluded from revenue.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2020, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Cash and Cash Equivalents: The Company considers all bank deposits and short-term securities with an original purchase maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables considering historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2020 and December 31, 2019.

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

Operating Leases Right-of-use Assets and Operating Lease Obligations: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)." This update requires that a lessee recognize in the statement of financial position a liability to make lease obligations and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease obligations. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. The guidance became effective for us on January 1, 2019. As a lessee, this standard primarily impacted our accounting for leased facilities and office equipment, for which we recognized right-of-use assets of $510,675 and a corresponding lease obligation of $510,675 on our consolidated balance sheet upon adoption of ASU No. 2016-02. At year end December 31, 2020 and 2019, the balance of the right of use asset was $117,169 and $386,742, respectively, and the corresponding lease liability was $98,530 and $387,951, respectively.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $0 and $144,994 as of December 31, 2020 and 2019, respectively. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met. During 2019, $390,000 of deferred revenue obligations were relieved in exchange for the issuance of preferred stock and $35,000 was refunded to the customer. During 2019 deferred revenue was reclassified to other payables to the Company exiting the business of installing registered links. The Company intendeds to relieve the liability through a combination of common and preferred stock and cash.

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

Reclassifications: Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues for the year ended December 31, 2020 were $1,077,030 compared to revenues of $405,468 for the year ended December 31, 2019, which resulted in an increase of $671,562, or 166%. Our revenues increased in 2020 compared to 2019 due to an increase in revenue from our Cel-Fi Services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmarrtDAS, and 4G LTE, totaled $482,273 in 2020 and $358,149 in 2019, which resulted in an increase of $124,124. Our revenues also increased from network and other services including fixed wireless services which totaled $594,756 in 2020 and $47,319 in 2019, representing an increase of $547,437. The revenue increase in network services was predominately due to our contracts with the Texas School Districts and Southwest Research Institute.

Cost of sales for the year ended December 31, 2020 was $791,845, an increase of $572,753 or 261%, from $219,092 for the year ended December 31, 2019. Our cost of sales increased primarily due to increased costs incurred related predominately to our contracts with the Texas School Districts and Southwest Research Institute.

Selling and general and administrative expenses were $2,292,597 for the year ended December 31, 2020 compared to $2,754,447 for the year ended December 31, 2019, which resulted in a decrease of $461,850 or 17%. The decrease in our selling and general and administrative expenses was largely a result of a decrease in our monthly link lease payments and rooftop rent expenses due to cancellations as well as a decrease in consulting and legal fees. Salaries and wages expense decreased by $274,664 or 19.5% from $1,408,698 for the year ended December 31, 2019 to $1,134,034 for the year ended December 31, 2020. The decrease in salaries and wages is due to a decrease in larger salaried employees.

Research and development costs were $21,161 for the year ended December 31, 2020 compared to $4,500 of research and development costs for the year ended December 31, 2019, which resulted in an increase of $16,661, or 370%. The increase in research and development costs is due to an increase in expenses incurred in the development of our LPN-16.

Depreciation expense was $38,128 for the year ended December 31, 2020 compared to $136,182 for the year ended December 31, 2019, resulting in a decrease of $98,054 or 72%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2020, we had a working capital deficit of $1,287,970. As of December 31, 2019, $895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links. The Company intends to relieve the liability through a combination of common and preferred stock and cash.

We estimate that we could approximately need $3,800,000 of capital or financing over the next twelve months to fund our planned operations, including completing the final San Antonio trials of the LPN-16, obtaining a “certification” from Southwest Research Institute for its commercial and military applications, and supporting a valuation of the LPN-16, which we plan to satisfy as described below under “Satisfaction of our Cash Obligations for the Next Twelve Months.” These needs include paying down existing $625,000 of debt that is expected to come due in the next twelve months as well as to pay out the $895,000 included in other payables for monies due back to the Registered Link holders. Until the $895,000 is converted to common stock, the amounts are due on demand and, therefore, while unlikely to be demanded, the monies are included as an outflow over the next twelve months. Additionally, Wytec will look to extend the long-term debt of $625,000 that comes due in August of 2021, however, until negotiated, it is included as a cash need for the next twelve months. Approximately $2,280,000 of the cash needs relate to operational needs that cannot be extended.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2020 were $1,693,921 compared to $2,620,130 during the year ended December 31, 2019.

Cash Flow from Investing Activities

Our investing activities consist principally of equipment.

Cash flows used by investing activities during the year ended December 31, 2020 were $13,039 compared to the cash flows used by investing activities of $25,001 during the year ended December 31, 2019.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2020 were $1,683,588 compared to $1,543,100 during the year ended December 31, 2019. During the year ended December 31, 2020, we issued $839,375 in common stock and during December 31, 2019, we issued $1,543,100 in common stock. During the year ended December 31, 2020, we also obtained financing for $803,158 and received $121,055 for common stock issued in 2021.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2020, our cash balance was $595,732. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) had been completed, was reclassified to other payable due to the Company’s exiting the business of installing registered links. The Company intends to relieve the liability through a combination of exchanges for common and preferred stock and cash.

Repurchase of Registered Links

During 2019, the Company refunded the purchase price of one Registered Link for a total cash payment of $35,000, respectively, for the return of the Registered Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Registered Links before the Registered Links were installed and absent the acceptance of repurchase under a Registered Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue. During 2020, no Registered Link refunds were given.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $22,092,678 at December 31, 2020, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2020 and which are not yet effective. No new accounting standards will impact the Company.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Board of Directors and Management

Wytec International, Inc

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Wytec International, Inc (“the Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for and the year ended December 31, 2020 and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for and the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, as of December 31, 2020, the Company had recurring losses from operations and a stockholder’s deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

//Prager Metis CPA’s LLP

El Segundo, California

June 25, 2021

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

June 29, 2020

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets

Current assets:
Cash	$595,732	$619,104
Accounts receivable	42,311	93,800
Inventory	2,371	–
Prepaid expenses and other current assets	1,581	13,286
Total current assets	641,995	726,190

Property and equipment, net	55,184	80,273

Operating lease, right-of-use assets	117,169	386,742

Total assets	$814,348	$1,193,205

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$123,768	$68,614
Accounts payable, related party	107,084	76,280
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	71,256	150,909
Contract liability	25,905	–
Short-term debt, net of unamortized discount	586,952	–
Total current liabilities	1,809,965	1,190,803

Long-term liabilities:

Operating lease, right-of-use obligation, long term portion	27,274	237,042
	27,274	237,042

Total liabilities	1,837,239	1,427,845

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,420,000 and 2,560,000 shares issued and 2,320,000 shares and 2,460,000 shares outstanding	2,420	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,412,885 shares and 3,735,784 shares issued, 3,368,350 shares and 3,691,249 shares outstanding	3,412	3,735
Series C preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 30,224,653 shares and 29,564,014 shares issued, 6,090,205 and 5,429,566 shares outstanding	30,225	29,564
Additional paid-in capital	26,352,142	25,207,137
Accumulated (deficit)	(22,092,678)	(20,118,169)
Repurchased shares	(80,000)	–
Deposit for future common stock subscriptions	121,055	–
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' equity (deficit)	(1,022,891)	(234,640)

Total liabilities and stockholders' equity (deficit)	$814,348	$1,193,205

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

Revenue	$1,077,030	$405,468
Cost of sales	791,854	219,092

Gross profit	285,176	186,376

Expenses:
Selling, general and administrative	2,292,597	2,754,447
Research and development	21,161	4,500
Depreciation and amortization	38,128	136,182
Operating expenses, net	2,351,886	2,895,129

Net operating loss	(2,066,710)	(2,708,753)

Other income (expense):
Interest income	42	404
Interest expense	(85,999)	(38)
Other income	178,158	–
Impairment of assets	–	(144,994)
Total other expense	92,201	(144,628)

Net loss	$(1,974,509)	$(2,853,381)

Weighted average number of common shares outstanding - basic and fully diluted	5,649,517	5,129,767

Net loss per share - basic and fully diluted	$(0.35)	$(0.56)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	28,526	29	–	–

Issuance of common stock	–	–	–	–	–	–	193,800	194	–	–

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	–	–	120,000	120	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	114,820	114	–	–

Net loss for the year ended December 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	27,324	27	–	–

Issuance of common stock for cash	–	–	–	–	–	–	104,916	105	–	–

Conversion of Series A preferred stock to common stock	(140,000)	(140)	–	–	–	–	140,000	140	–	–

Conversion of Series B preferred stock to common stock	–	–	(322,899)	(323)	–	–	322,899	323	–	–

Repurchase Agreement	–	–	–	–	–	–	–	–	–	–

Issuance of warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	65,500	66	–	–

Deposit received for future common stock subscriptions	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Deposit for Future Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscription	(Deficit)	(Deficit)
Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	–	$(17,264,788)	$543,011

Stock based payments for services	–	–	–	–	142,601	–	–	–	142,630

Issuance of common stock	–	–	–	–	968,806	–	–	–	969,000

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	389,880	–	–	–	390,000

Conversion of warrants to common stock	–	–	–	–	573,986	–	–	–	574,100

Net loss for the year ended December 31, 2019	–	–	–	–	–	–	–	(2,853,381)	(2,853,381)

Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	–	–	$(20,118,169)	$(234,640)

Issuance of common stock for services	–	–	–	–	136,593	–	–	–	136,620

Issuance of common stock for cash	–	–	–	–	511,770	–	–	–	511,875

Conversion of Series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	(80,000)

Issuance of warrants for services	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Conversion of warrants to common stock	–	–	–	–	327,434	–	–	–	327,500

Deposit received for future common stock subscriptions	–	–	–	–	–	–	121,055	–	121,055

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	(1,974,509)	(1,974,509)

Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	121,055	$(22,092,678)	$(1,022,891)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(1,974,509)	$(2,853,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,128	136,182
Amortization of debt discount	42,005	–
Impairment of assets	–	144,994
Stock based compensation	225,775	142,630
Non-cash lease expense	123,111	142,256
Debt forgiveness	(178,158)	–
Decrease (increase) in assets:
Accounts receivable	51,489	(70,339)
Inventory	(2,371)	–
Prepaid expenses and other assets	338	(2,861)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	55,154	(159,844)
Accounts payable, related party	30,804	76,280
Other payable	–	(35,000)
Operating lease liability	(131,592)	(141,047)
Contract liability	25,905	–
Net cash used in operating activities	(1,693,921)	(2,620,130)

Cash flows from investing activities
Purchase of equipment	(13,039)	(25,001)
Net cash used in investing activities	(13,039)	(25,001)

Cash flows from financing activities
Repurchase agreement	(80,000)	–
Deposit received for future common stock subscriptions	121,055	–
Proceeds from issuance of debt	803,158	–
Proceeds from exercise of warrants	327,500	574,100
Proceeds from issuance of common stock	511,875	969,000
Net cash provided by financing activities	1,683,588	1,543,100

Net decrease in cash	(23,372)	(1,102,031)
Cash - beginning	619,104	1,721,135
Cash - ending	$595,732	$619,104

Supplemental disclosures:
Interest paid	$29,411	$38
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$140	$–
Conversion of series B preferred stock to common stock	$323	$–
Cancellation and renegotiation of leases	$157,829	$–
Issuance of detachable warrants with Debt		$–
Issuance of common stock in exchange for deferred revenue obligations	$–	$390,000
Recognition of right-of use asset and lease liability upon adoption of ASU 2016-02	$–	$510,675
Recognition of right-of use asset and lease liability during the period	$–	$18,323

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

Wylink Inc., a Texas corporation and wholly owned subsidiary, was until January 2016 engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. Wylink Inc. has assigned all of its link related contract to Wytec and Wytec plans to wind up and dissolve Wylink Inc. in the near future. Wylink, Inc. was wound up and dissolved on or about September 22, 2020 and its assets and liabilities were assumed by Wytec.

Wytec, LLC, a Delaware limited liability company, formed September 7, 2012 and previously managed by General Patent Corporation (“GPC”), owns five expired patents focused on high-capacity millimeter wave technology. On September 20, 2016, General Patent Corporation, the then Managing Partner of Wytec, LLC, assigned its partial ownership in the patents to Wytec, thereby terminating its role as Managing Partner. Wytec, LLC was wound up and dissolved in April 2020 and its assets and liabilities were assumed by Wytec.

Capaciti Networks, Inc. (“Capaciti”), a Texas corporation, was engaged in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to their commercial and enterprise clients. Capaciti is in the process of winding up and dissolving. Its assets and liabilities will be assumed by Wytec. Capaciti was wound up and dissolved on or about August 20, 2020 and its assets and liabilities were assumed by Wytec.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2020 and December 31, 2019.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $0 and $144,994 as of December 31, 2020 and 2019, respectively. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

Deferred Revenue: Deferred revenue consists of amounts billed and collected before services have been completed. Such amounts are deferred until the revenue recognition requirements have been met. During 2019, $390,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 refunded to one link holder. During 2018, $400,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 was refunded to the customer. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links. The Company intends to relieve the liability through a combination of exchanges for common and preferred stock and cash.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $22,092,678 at December 31, 2020, and reported cash used by operations of $1,568,921 for the year ended December 31, 2020, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2020	2019

Point in Time	$$1, 044,730	$405,468
Over Time	32,300	–
	$1,077,030	$405,468

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $482,273 in 2020 and $358,149 in 2019. The contracts for the sale of Cel-Fi systems generally include three identified performance obligations: (i) sales of equipment, (ii) sales of installation services, and (iii) sales of testing, commissioning and integration services. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $594,756 in 2020 and $47,319 in 2019. Network service revenues are recognized each month as services are rendered.

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

Contract Assets and Liabilities

	December 31,	December 31,
	2020	2019

Contract Liability	$(25,905)	$0
	$(25,905)	$0

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of December 31, 2020 and December 31, 2019 that the Company expects to recognize over the next year is $25,905 and $0, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2020	2019
Telecommunication equipment and computers	$1,105,939	$1,092,901
Less: accumulated depreciation	(1,050,755)	(1,012,628)

	$55,184	$80,273

Depreciation expense for the year ended December 31, 2020 and 2019 was $38,128 and $136,182, respectively.

NOTE E – DEBT

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one investor due August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $42,005 amortized in the year ended December 31, 2020 and reported in the statement of operations as interest expense.

In April 2020, we received a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $178,158. The loan bears interest at a fixed rate of 1% per annum after a six-month deferral period. The loan contains a feature pursuant to which the Small Business Administration (“SBA”) will forgive the balance of the loan under statutory authority and conditions set forth in the CARES Act. This loan was forgiven in its entirety on December 18, 2020 by the Small Business Administration which has been recorded as other income in the consolidated statement of operations.

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020. The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000 during the period, however, the shareholder has not returned the shares so they may be canceled. As the shares had not been returned, the Company is not obligated per the agreement to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the year ended December 31, 2020 and 2019, operating lease expense totaled $85,025 and $191,472, respectively.

The weighted average remaining lease term is 1.66 years and weighted average discount rate is 5.5% as of December 31, 2020.

Future minimum lease payments as of December 31, 2020 are as follows:

2021	$103,314
Total minimum lease payments	103,314
Less: imputed interest	(4,784)

Present value of minimum lease payments	$98,530
Less: current portion of lease obligation	71,256
Long-term lease obligation	$27,274

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2020 to purchase 2,388,675 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 155,000 of which are exercisable at an exercise price of $5.00 per share, and 233,675 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

On February 25, 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $13,217 amortized in the current quarter ended December 31, 2020, and $42,005 in the year ended December 31, 2020.

On March 3, 2020, we issued 92,500 warrants for services rendered with a fair market value on the issuance date of $89,155 recorded as an expense in the period.

During the first quarter, we issued a total of 20,000 common stock purchase warrants to two investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant. Fair market value based on the Black-Scholes Model on the date of issuance was $21,098 and was recorded in additional-paid-in-capital along with the common stock issued.

During the first quarter, we issued a total of 10,000 common stock purchase warrants to one investor who purchased units at the end of 2019, but did not receive the common stock purchase warrants until February 2020. Fair market value based on the Black-Scholes Model on the date of issuance was $10,116 and was recorded in additional-paid-in-capital along with the common stock issued.

There were no warrants issued in the second quarter of 2020.

During the third quarter, we issued a total of 41,375 common stock purchase warrants to six investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant. Fair market value based on the Black-Scholes Model $38,630 on the date of issuance and was recorded in additional-paid-in-capital along with the common stock issued. A total of 500 of these common stock purchase warrants were exercised during the third quarter.

During the fourth quarter, we issued a total of 47,000 common stock purchase warrants to seven investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant. Fair market value based on the Black-Scholes Model on the date of issuance was $39,055 and was recorded in additional-paid-in-capital along with the common stock issued.

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

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2018	5,219,103

Warrants granted	333,800
Warrants exercised	(114,820)
Warrants expired	(3,054,827)

Balance, December 31, 2019	2,383,256

Warrants granted	273,375
Warrants exercised	(65,500)
Warrants expired	(202,456)

Balance, December 31, 2020	2,388,675

Exercisable, December 31, 2020	2,388,675

NOTE I – STOCKHOLDERS’ EQUITY

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

In March 2020, the Company issued a total of 20,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In February 2020, the Company issued 10,000 shares of common stock at fair value of $50,000 to one employee pursuant to a severance agreement.

In April 2020, the Company entered into a Repurchase and General Release Agreement with one investor to repurchase 40,000 shares of common stock and 40,000 shares of series B preferred stock at $2.50 per share in exchange for a note payable in the amount of $200,000 bearing no interest and due on March 31, 2021 as extended under the terms of the note. No portion of the agreement with the investor was treated as an expense. This agreement has been cancelled. See “NOTE M – SUBSEQUENT EVENTS.”

In May 2020, the Company issued 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series A Preferred Stock by one shareholder.

In July 2020, the Company issued a total of 12,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In August 2020, the Company issued a total of 25,000 shares of common stock to four investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

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

In September 2020, the Company issued 83,333 shares of common stock in consideration for the conversion of 83,333 shares of Series B Preferred shares by one shareholder.

In October 2020, the Company issued 20,000 shares of common stock in consideration for the conversion of 20,000 shares of Series A Preferred shares by one shareholder.

In October 2020, the Company issued 172,964 shares of common stock in consideration for the conversion of 172,964 shares of Series B Preferred shares by three shareholders.

In October 2020, the Company issued a total of 21,000 shares of common stock to three investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In October 2020, one investor exercised 5,000 common stock purchase warrants for which the Company issued 5,000 shares of common stock for cash at $5.00 per share.

In November 2020, the Company issued a total of 60,000 shares of common stock in consideration for the conversion of 60,000 shares of Series A Preferred Stock by two shareholders.

In November 2020, the Company issued a total of 55,000 shares of common stock in consideration for the conversion of 55,000 shares of Series B Preferred Stock by six shareholders.

In November 2020, one investor exercised 20,000 common stock purchase warrants for which the Company issued 20,000 shares of common stock for cash at $5.00 per share.

In December 2020, the Company issued a total of 20,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In December 2020, the Company issued a total of 20,000 shares of common stock in consideration for the conversion of 20,000 shares of Series A Preferred Stock by one shareholder.

In December 2020, the Company issued a total of 11,602 shares of common stock in consideration for the conversion of 11,602 shares of Series B Preferred Stock by two shareholders.

In December 2020, three investors exercised a total of 40,000 common stock purchase warrants for which the Company issued 40,000 shares of common stock for cash at $5.00 per share.

During the year, the Company issued 14,474 shares of common stock to nine employees as compensation.

During the year, the Company issued 2,296 shares of common stock to one vendor for services rendered at fair value of $11,484.

During the year ended December 31, 2019, there were 193,800 shares of common stock issued for cash proceeds of $969,000 at the price of $5.00 per share; 120,000 shares of common stock issued in exchange for deferred revenue of $390,000; 114,820 shares of common stock issued from exercise of warrants; and 28,526 shares of common stock issued for stock based compensation of $142,630.

NOTE J – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$4,305,806	$3,835,214
Less: Valuation allowance	(4,305,806)	(3,835,214)

Net deferred tax assets	$–	$–

 The Company has net operating loss carryforwards for tax purposes of approximately $20.5 million for the year 2020 that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2020 and December 31, 2019 is warranted. As of December 31, 2020, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2017 through 2020 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2020 or December 31, 2019.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2020 and 2019.

The U.S. Statutory Tax Rate is 21%. See below table for the effective tax rate reconciliation:

	December 31,	December 31,
	2020	2019
Pre-tax GAAP loss at U.S. statutory rate	$(414,647)	$(496,900)
Change in valuation allowance	414,647	496,900

Income tax expense	$–	$–

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $107,084 as of December 31, 2020, and $76,280 as of December 31, 2019. The Company incurred expense of $128,340 and $86,033 with Richardson & Associates as of the year ended December 31, 2020 and 2019, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE L – CONCENTRATIONS

The Company derived $995,894, 92%, and $0, 0%, of revenue in the years ended December 31, 2020 and 2019, respectively, from two customers. The Company derived $0, 0%, and $358,997, 89%, for the year ended December 31, 2020 and 2019, respectively, from four additional customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – SUBSEQUENT EVENTS

During the first quarter of 2021, Wytec issued a total of 33,586 shares of common stock and a total of 33,586 common stock purchase warrants to four investors pursuant to Wytec’s offering of units under Rule 506(c) of Regulation D of the Securities Act, each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit, 4,375 units of which were issued in lieu of making an accrued interest payment in cash at $5.00 per share. These warrants are exercisable for cash until December 31, 2021 at an exercise price equal to the greater of (i) $5.00 or (ii) 85% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

During the first quarter of 2021, Wytec issued a total of 56,592 common stock purchase warrants to three consultants. The warrants are exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2021.

During the first quarter of 2021, the Company issued a total of 461,270 shares of common stock in consideration for the conversion of 461,270 shares of Series B Preferred Stock by eight shareholders.

In February 2021, a total of 15,000 common stock purchase warrants were exercised for a total of 15,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $75,000.

In February 2021, the Company filed a Regulation A Offering Statement on Form 1-A under the Securities Act of 1933, as amended, pursuant to which the Company plans to offer 4,000,000 shares of its common stock at a purchase price of $5.00 per share. The Regulation A Registration Statement on Form 1-A is not yet effective.

On March 18, 2021, Wytec received its second PPP loan in the amount of $160,073 Wytec fully expects to have the loan forgiven and no due date or payment schedule has been set by the financial institution providing the loan until forgiveness is determined. If the loan is not forgiven, the loan will carry interest at 1% per annum.

In March 2021, a total of 200 common stock purchase warrants were exercised for a total of 200 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $1,000.

In April 2021, a total of 9,006 common stock purchase warrants were exercised for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per shares or a total of $45,030.

In April 2021, the Company issued a total of 25,280 shares of common stock in consideration for the conversion of 25,280 shares of Series B Preferred Stock by two shareholders.

On May 5, 2021, Ms. Donna Ward submitted her written resignation as a director of Wytec and verbally resigned as the chief financial officer, secretary, and employee of Wytec.

In April 2021, the Company terminated a Repurchase and General Release Agreement with one investor to repurchase 40,000 shares of common stock and 40,000 shares of series B preferred stock at $2.50 per share in exchange for a note payable in the amount of $200,000 bearing no interest and due on March 31, 2021 as extended under the terms of the note. The Company paid $80,000 toward the repurchase, but did not receive shares from the investor.

In May 2021, a total of 20,000 common stock purchase warrants were exercised for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000.

In May 2021, the Company issued a total of 30,000 shares of common stock in consideration for the conversion of 30,000 shares of Series B Preferred Stock by two shareholders.

On June 14, 2021, the Company cancelled 24,134,448 shares of the Company’s common stock which were held in treasury.

In June 2021, the Company issued a total of 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series A Preferred Stock by one shareholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer during the year ended December 31, 2020 who is also currently our principal financial officer, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 and December 31, 2020 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The members of the board of directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position

William H. Gray	69	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Mark J. Richardson	67	Director

Duties, Responsibilities, and Experience

William H. Gray has been the chairman and chief executive officer of Wytec since November 2011, the president of Wytec since April 2020, the interim chief financial officer and corporate secretary of Wytec since May 2021, a director of Competitive Companies, Inc., a Nevada corporation and the former parent company of Wytec (“CCI”), since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the president of Wytec from November 2011 to September 2019, the chief financial officer of Wytec from November 2011 to January 2020, and the corporate secretary of Wytec from November 2011 to April 2014 and again from November 2015 to February 2019. Mr. Gray was the secretary of CCI from February 2009 to April 2014 and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless configurations. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the state’s first ISPs to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISPs to become a competitive local exchange carrier in the state of Wisconsin.

Mark J. Richardson has been a director of Wytec since September 2019. He has been a securities lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq and FINRA filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business. Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a Bachelor of Science degree summa cum laude in Conservation from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate. Richardson & Associates is outside corporate legal counsel for the Company.

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

Director Nomination Procedures. Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to soon. In selecting a nominee for director, the board or management considers the following criteria:

•	whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

•	whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities, or governmental organizations;

•	whether the nominee, by virtue of experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and decide regarding whether a candidate should be recommended to the stockholders for election as a director. During 2020, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The board of directors has also discussed with MaloneBailey, LLP, (“MB”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from MB required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The board of directors has also discussed with Akin, Doherty, Klein & Feuge, (“ADKF”), our prior independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from ADKF required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2020, they were current in their filings.

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

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2020, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

Although our executive officers have been paid bonuses on a case-by-case basis, our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Wytec: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executive and seven other employees of Wytec on December 20. 2019 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We recently established a 401(k) Plan for our Named Executive Officers and other employees. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2020). We match 0% to 100% of each employee’s contributions.

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

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2019 and December 31, 2020 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2020 and December 31, 2019.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

William H, Gray,	2019	$126,438	$35,000	$5,578	$–	$–	$59,500	$226,516
Chief Executive Officer,	2020	$214,687	$35,000	$–	$–	$–	$–	$249,687
President, interim Chief Financial Officer, and Secretary (2)

Angus Davis,	2019	$77,238	$–	$–	$–	$–	$–	$77,238
Former Chief Strategy	2020	$–	$–	$–	$–	$–	$–	$–
Officer and Former Secretary (3)

Robert Merola,	2019	$106,250	$45,000	$4,688	$–	$–	$65,000	$220,938
Former President and	2020	$57,211	$15,000	$–	$–	$–	$–	$72,211
Former Chief Technical Officer (4)

Donna Ward,	2019	$39,583	$–	$1,339	$–	$–	$–	$40,922
Former Chief Financial Officer	2020	$92,270	$–	$2,820	$–	$–	$–	$95,090
and Former Secretary (5)

Officers as a Group	2019	$349,509	$80,000	$11,605	$–	$–	$124,500	$565,614
	2020	$364,168	$50,000	$2,820	$–	$–	$–	$416,988

(1)	All current officers serve at will without employment contracts.
(2)	Mr. Gray stepped down as the chief financial officer of Wytec on January 30, 2020. He was appointed interim chief financial officer and secretary in May 2021.

(3)	Mr. Davis resigned as the chief strategy officer and secretary of Wytec, effective August 30, 2019.
(4)	Mr. Merola was appointed as the chief technical officer of Wytec on January 16, 2018 and as the president of Wytec on September 20, 2019. He resigned as the chief technical officer and president of Wytec, effective April 30, 2020.
(5)	Ms. Ward joined Wytec as a financial accountant in 2019 and was appointed as the secretary of Wytec on September 20, 2019 and as the chief financial officer of Wytec on January 30, 2020. She resigned as the chief financial officer and secretary of Wytec in May 2021.

Employment Agreements

Except for an employment agreement with Robert Merola which was terminated on April 30, 2020, we have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2020.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2020.

Employee Benefit Plans

We have not yet, but may in the future, establish a management equity incentive plan pursuant to which stock options and restricted stock awards may be authorized and granted to the executive officers, directors, employees, and key consultants of Wytec. In the event we establish the equity incentive plan, we expect to authorize approximately 10,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2019 and December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2020, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 6,050,670 shares of common stock outstanding as of December 31, 2020.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2020, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, interim Chief Financial Officer, and Secretary (3)	10,114	*

Donna Ward, Former Chief Financial Officer, Former Secretary, and Former Director	4,159	*

Mark J. Richardson, Director	0	0
All Officers and Directors as a Group (3 persons)	11,273	*

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2022 or 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2020, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards and qualified with sufficient financial acumen to meet the standards for an audit committee member.

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $107,084 as of December 31, 2020, and $76,280 as of December 31, 2019. The Company incurred expense of $128,340 and $86,033 with Richardson & Associates as of the year ended December 31, 2020 and 2019, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by MaloneBailey, LLP. For the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2020 was $62,000 for the year ended December 31, 2020 and $83,000 for the year ended December 31, 2019.

The aggregate fees billed for professional services rendered by Prager Metis CPAs. For the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2020 was $40,000 for the year ended December 31, 2020.

The aggregate fees billed for professional services rendered by Akin, Doherty, Klein and Feuge, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2019 was $67,000 for the year ended December 31, 2019.

Audit-Related Fees

No fees were billed for audit-related services rendered by Prager Metis CPAs for 2020.

No fees were billed for audit-related services rendered by MaloneBailey, LLP for 2020 or 2019.

No fees were billed for audit-related services rendered by Akin, Doherty, Klein & Feuge, P.C for 2019.

Tax Fees

No fees were billed for tax services rendered by Prager Metis CPAs for 2020.

No fees were billed for tax services rendered by MaloneBailey, LLP for 2019 or 2020.

No fees were billed for tax services rendered by Akin, Doherty, Klein & Feuge, P.C. for 2019.

All Other Fees

No other fees were billed.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014(1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014(1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014(1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015(1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016(1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020.(3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District
10.5	Agreement with Southwest Research Institute
14.1	Code of Conduct(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.\.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: June 25, 2021	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,
William Gray	Principal Executive Officer, Principal Accounting Officer, and Chairman	June 25, 2021

