Form 10-Q
period 2021-03-31
WYTEC INTERNATIONAL INC
filed 2021-08-19
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 18, 2021, there were 6,774,547 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets

Current assets:
Cash	$443,158	$595,732
Accounts receivable	60,933	42,311
Inventory	2,355	2,371
Prepaid expenses and other current assets	–	1,581
Total current assets	506,446	641,995

Property and equipment, net	157,573	55,184

Operating lease, right-of-use assets	100,381	117,169

Total assets	$764,400	$814,348

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$152,230	$123,768
Accounts payable, related party	124,092	107,084
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	60,315	71,256
Contract liability	23,346	25,905
Notes payable, current portion	49,397	–
Short-term debt, net of unamortized discount	600,729	586,952
Total current liabilities	1,905,109	1,809,965

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	27,436	27,274
Notes payable	58,113	–
Paycheck protection program loan	160,073	–
	245,622	27,274

Total liabilities	2,150,731	1,837,239

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,520,000 shares issued and 2,420,000 shares outstanding	2,420	2,420
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 2,951,615 shares and 3,368,350 shares issued, 2,907,080 shares and 3,412,885 shares outstanding	2,951	3,412
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 30,734,709 shares and 30,224,653 shares issued, 6,600,261 shares and 6,090,205 shares outstanding	30,734	30,225
Additional paid-in capital	26,653,415	26,352,142
Accumulated deficit	(22,636,384)	(22,092,678)
Repurchased shares	(80,000)	(80,000)
Deposit for future common stock subscriptions	–	121,055
Treasury stock:
Common stock, at cost, 24,174,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(1,386,331)	(1,022,891)

Total liabilities and stockholders' deficit	$764,400	$814,348

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenue	$258,380	$225,456
Cost of sales	230,447	212,422

Gross profit (loss)	27,933	13,034

Expenses:
Selling, general and administrative	526,978	865,359
Research and development	492	4,725
Depreciation and amortization	17,391	9,544
Operating expenses, net	544,861	879,628

Net operating loss	(516,928)	(866,594)

Other income (expense):
Interest income	30	20
Interest expense	(26,808)	(7,590)
Total other income (expense)	(26,778)	(7,570)

Net loss	$(543,706)	$(874,164)

Weighted average number of common shares outstanding - basic and fully diluted	6,429,325	5,444,843

Net loss per share - basic and fully diluted	$(0.08)	$(0.16)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–

Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of Warrants	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for Future		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)
Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$121,055	$(22,092,678)	$(1,022,891)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of warrants	–	–	–	–	75,985	–	–	–	76,000

Issuance of common stock for cash already received	–	–	–	–	121,031	–	(121,055)	–	–

Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	46,875

Issuance of Warrants for Service	–	–	–	–	51,344	–	–	–	51,344

Issuance of Warrants	–	–	–	–	6,047	–	–	–	6,047

Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	(543,706)	(543,706)

Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$(22,636,384)	$(1,386,331)

Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$–	$–	$(20,118,169)	$(234,640)

Issuance of common stock for services	–	–	–	–	52,759	–	–	–	52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	–	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	–	(874,164)	(874,164)

Balance, March 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$–	$–	$(20,992,333)	$(786,826)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(543,706)	$(874,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,391	9,544
Amortization of debt discount	13,777	3,944
Stock based compensation	57,391	141,925
Non-cash adjustment to notes payable and fixed assets	(3,895)	–
Non-cash lease expense	26,976	43,887
Decrease (increase) in operating assets
Accounts receivable	(18,622)	5,935
Inventory	16	(39,634)
Prepaid expenses and other assets	1,581	9,912
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	28,462	113,726
Accounts payable, related party	17,008	22,119
Contract liability	(2,559)	–
Operating lease liability	(20,967)	(34,999)
Net cash used in operating activities	(427,147)	(597,805)

Cash flows from investing activities
Purchase of equipment	–	(5,500)
Net cash used in investing activities	–	(5,500)

Cash flows from financing activities
Proceeds from issuance of non-convertible notes	–	625,000
Proceeds from Paycheck Protection Program loan	160,073	–
Payments on notes payable	(8,375)	–
Proceeds from exercise of warrants	76,000	–
Proceeds from issuance of common stock	46,875	100,000
Net cash provided by financing activities	274,573	725,000

Net increase (decrease) in cash	(152,574)	121,695
Cash - beginning of period	595,732	619,104
Cash - end of period	$443,158	$740,799

Supplemental disclosures:
Interest paid	$2,094	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series B preferred stock to common stock	$461	$–
Issuance of common stock in lieu of interest payment	$21,875	$–
Issuance of detachable warrants with Debt	$–	$80,053

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2021. The results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ended December 31, 2021. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. Wytec is also involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to their commercial and enterprise clients and has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES - continued

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2021 and December 31, 2020.

Operating Leases Right-of-use Assets and Operating Lease Obligations: If we determine that an arrangement is or contains a lease, we recognize a right-of-use (ROU) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $22,636,384 at March 31, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Point in Time	$250,907	$225,456
Over Time	7,473	–
	258,380	225,456

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

Contract Assets and Liabilities

	March 31,	December 31,
	2021	2020
Contract Liability	$(23,346)	$(25,905)
	$(23,346)	$(25,905)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of March 31, 2021 and December 31, 2020 that the Company expects to recognize over the next year is $23,346 and $25,905, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Telecommunication equipment and computers	$1,267,497	$1,105,939
Less: accumulated depreciation	(1,109,924)	(1,050,755)
	$157,573	$55,184

Depreciation expense for the three months ended March 31, 2021 and 2020 was $17,391 and $9,544, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	March 31,	December 31,
	2021	2020
Paycheck Protection Program loan	$160,073	$–

Notes payable to a financial institution, interest rates of 4.7% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	107,510	–

$625,000 of 7% unsecured note payable due August 2021, net of unamortized discount of $24,271 and $38,048, respectively	600,729	586,952
	$868,312	$586,952

In February, 2020 we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $13,777 amortized in the current quarter and reported in the income statement as interest expense.

In March 2021, we received a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $160,073. The loan contains a feature pursuant to which the Small Business Administration (“SBA”) will forgive the balance of the loan under statutory authority and conditions set forth in the CARES Act. We anticipate forgiveness of 100% of the loan balance, but any portion not forgiven will be due in March 2026 and carries interest at a rate of 1% per annum.

NOTE E – DEBT - continued

The future minimum payments regarding debt are as follows:

Year Ending December 31,
2021	$650,126
2022	33,703
2023	27,551
2024	21,130
2025	–
Thereafter	160,073
Total future payments	892,583
Less: discount	(24,271)
Total debt	$868,312

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement (the “Agreement”) with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020, in consideration for the return to us of 40,000 shares of outstanding common stock and 40,000 shares of outstanding Series B Preferred Stock previously purchased and currently held by the shareholder. The Agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The Agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. In September 2020, the Company extended the maturity date under the terms of the agreement to March 31, 2021. The Company made payments in the amount of $80,000 in good faith during 2020, however, the shareholder has not returned any of the shares that we paid for so that they may be canceled as contemplated in the Agreement. As the shares had not been returned, the Company is not obligated per the Agreement to pay any monies. The Company is pursuing action against the shareholder to have the shares returned or have the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2021 and 2020, operating lease expense totaled $29,440 and $51,010, respectively.

The weighted average remaining lease term is 1.66 years and weighted average discount rate is 5.5% as of March 31, 2021.

Future minimum lease payments as of March 31, 2021 are as follows:

2021	$78,615
2022	17,615
2023	16,456
2024	1,950
Total minimum lease payments	114,636
Less: imputed interest	(26,885)
Present value of minimum lease payments	87,751
Less: current portion of lease obligation	60,315
Long-term lease obligation	$27,436

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2021 to purchase 2,467,453 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 215,392 of which are exercisable at an exercise price of $5.00 per share, and 252,061 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates between December 31, 2021 and December 31, 2022, volatility estimates between 41% to 46% and risk-free rates 0.09% to 0.1% in the period.

On January 7, 2021 we issued 56,592 common stock purchase warrants to three consultants. The warrants are exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2021 with a fair market value on the issuance date of $51,344 recorded as an expense in the period.

During January 2021, we issued 24,211 common stock purchase warrants to three investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant. The total value of these warrants was $22,173 recorded in Additional-Paid-In-Capital.

During February 2021, we issued 9,375 common stock purchase warrants to two investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant. The total value of these warrants was $7,005 recorded in Additional-Paid-In-Capital.

During February 2021, a total of 15,000 common stock purchase warrants were exercised by two investors for a total of 15,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $75,000 and a total of 3,750 common stock purchase warrants were issued to these two investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in which existing warrant holders receive one cashless warrant exercisable until December 31, 2022 at an exercise price of $5.00 per share for every four currently outstanding warrants exercised by a warrant holder on or before July 31, 2021 (the “Warrant Offering”). The total value of the new warrants issued was $5,969 recorded in Additional-Paid-In-Capital

During March 2021, 200 common stock purchase warrants were exercised by an investor for 200 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $1,000 and 50 common stock purchase warrants were issued to this investor pursuant to the Warrant Offering. The total value of the new warrants issued was 78 recorded in Additional-Paid-In-Capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2020	2,388,675

Warrants granted	93,978
Warrants exercised	(15,200)
Warrants expired	–

Balance, March 31, 2021	2,467,453

Exercisable, March 31, 2021	2,467,453

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

NOTE I – STOCKHOLDERS’ EQUITY – continued

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

In January of 2021, a total of 24,211 common stock was issued in consideration for cash already received.

In February 2021, a total of 15,000 common stock purchase warrants were exercised for a total of 15,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $75,000 as part of the Company’s Warrant Offering.

In February 2021, the Company issued a total of 9,375 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

In March 2021, a total of 200 common stock purchase warrants were exercised for a total of 200 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $1,000 as part of the Company’s Warrant Offering.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $124,092 as of March 31, 2021, and $107,084 as of December 31, 2020. The Company incurred expense of $27,008 and $22,119 with Richardson & Associates as of the three months ended March 31, 2021 and March 31, 2020. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE K – CONCENTRATION

The Company derived $238,779, 91%, and $176,209, 78%, of revenue in the three months ended March 31, 2021 and March 31, 2020, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – PRIOR PERIOD MISSTATEMENT

As part of its internal review prior to submitting its financial statements for the 3-month period ending March 31, 2021, the Company’s Management identified certain items, which pursuant to GAAP standards, required adjusting entries for proper financial presentation. The identified items related to prior periods dating back to 2019, and included: 1) Overstatement of 2019 expenses by $49,174 (“Item #1”), 2) Understatement of 2019 accounts receivable and revenue by $17,041 (“Item #2”), and 3) Unrecorded 2019 assets and loans of $152,092 and $149,118, respectively (“Item #3”).

In aggregate, 2019 balance sheet adjustments totaled $169,133, and total assets, pursuant to the adjustments, increased by 14% (the majority of the balance sheet increase is due to booking a previously unrecorded asset- see Item #3).  The effect on equity was a positive variance, resulting in a $69,189 improvement to retained earnings, a 29% variance improvement, and the income statement impact was a positive $69,189, representing a 2% positive variance.

Per SAB 99, Management reviewed the adjustments and considered the sources, as well as the potential impact on investors and whether the accounting adjustments would have materially impacted an investor’s ability to make sound judgements about investment in the Company.

Management acknowledges the balance sheet adjustments quantitatively are material, however, for the reasons stated above, asserts the qualitative impacts are immaterial.  Management does not believe prior period financial restatement is appropriate nor necessary.

NOTE M – SUBSEQUENT EVENTS

In April 2021, a total of 9,006 common stock purchase warrants were exercised by three investors for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $45,030 and a total of 2,252 common stock purchase warrants were issued to these three investors pursuant to the Warrant Offering.

In April 2021, the Company issued a total of 25,280 shares of common stock in consideration for the conversion of 25,280 shares of Series B Preferred Stock by two shareholders.

NOTE M – SUBSEQUENT EVENTS – continued

In April 2021, the Company terminated a Repurchase and General Release Agreement with one investor to repurchase 40,000 shares of common stock and 40,000 shares of series B preferred stock at $2.50 per share in exchange for a note payable in the amount of $200,000 bearing no interest and due on March 31, 2021 as extended under the terms of the note. The Company paid $80,000 toward the repurchase but did not receive shares from the investor.

On May 5, 2021, Ms. Donna Ward submitted her written resignation as a director of Wytec and verbally resigned as the chief financial officer, secretary, and employee of Wytec.

In May 2021, a total of 20,000 common stock purchase warrants were exercised by three investors for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 and a total of 5,000 common stock purchase warrants were issued to these three investors pursuant to the Warrant Offering.

In May 2021, the Company issued a total of 30,000 shares of common stock in consideration for the conversion of 30,000 shares of Series B Preferred Stock by two shareholders.

In June 2021, the Company extended the expiration date until December 31, 2021 of all outstanding warrants issued by the Company to investors who purchased units pursuant to the Company’s private placement of units from May 1, 2019 to April 30, 2020.

On June 14, 2021, the Company cancelled 24,134,448 shares of the Company’s common stock which were held in treasury.

In July 2021, the Company commenced an offering of up to 3,000,000 units under Rule 506(c) of Regulation D of the Securities Act of 1933, as amended, (the “Unit Offering”) each unit consisting of one share of common stock and one common stock purchase warrant at a purchase price of $5.00 per unit. These warrants are exercisable on a cash or cashless basis until December 31, 2022 at an exercise price of $5.00 per share.

In July 2021, Wytec issued a total of 17,000 shares of common stock and 17,000 common stock purchase warrants to three investors pursuant to Wytec’s Unit Offering.

In July 2021, the Company issued a total of 30,000 shares of common stock in consideration for the conversion of 30,000 shares of Series B Preferred Stock by three shareholders.

In August 2021, Wytec issued a total of 5,000 shares of common stock and 5,000 of common stock purchase warrants to one investor pursuant to Wytec’s Unit Offering.

In August 2021, Wytec entered into a promissory note with one investor in the principal amount of $100,000 with a maturity date February 10, 2023, unless extended in accordance with the promissory note. The promissory note bears simple interest at the rate of 7% per annum.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue our business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers;

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology;

(q)	inability to obtain patent or other protection for our proprietary intellectual property; and

(r)	insufficient funds available to our prospective customers (such as our school district clients who depend on Federal Cares Act funding which may not materialize) to enable them to purchase and pay for our products and services.

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

Effective January 1, 2018, Wytec International, Inc. adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” Accordingly, Wytec International, Inc. recognizes revenue in accordance with the core principle of the revenue model in that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

Effective January 1, 2019, Wytec International, Inc. adopted the leasing standards of Financial Accounting Standards Board Update No. 2016-02, “Leases (Topic 842)." If we determine that an arrangement is or contains a lease which is 12 months or longer, we recognize a right-of-use (“ROU”) asset and lease obligation at the commencement date of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our lease payments arising from the lease. Operating lease ROU assets and obligations are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue for the three months ended March 31, 2021 and 2020 was $258,380 and $225,456, respectively. This increase in revenue of $32,924 or 15% was primarily due to increases in revenue from our Cel-fi systems.

Cost of sales for the three months ended March 31, 2021 and 2020 was $230,447 and $212,422, respectively. This increase of $18,025, or 8%, is due to the increase in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $526,978 for the three months ended March 31, 2021, as compared to $865,359 for the three months ended March 31, 2020, this resulted in a decrease of $338,381 or 39% compared to the same period in 2020. Contributing factors to the decrease include a decrease in warrant expense of $31,764, a decrease in stock based compensation of $52,770, and a decrease in payroll of $38,520 for the three months ended March 31, 2021 compared to the same period in 2020. Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2021 were $427,147 compared to $597,805 during the three months ended March 31, 2020. This decrease of $170,658 was primarily due to changes in net loss during the three months ended March 31, 2021 to the same period in 2020.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2021 were $-0- compared to the cash flows used by investing activities of $5,500 during the three months ended March 31, 2020. Capital expenditures totaled $-0- and $5,500 during the three months ended March 31, 2021 and March 31, 2020, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2021 were $274,573 compared to $725,000 during the three months ended March 31, 2020. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2021, our cash balance was $443,158. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $22,636,384 at March 31, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2021 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer, who is also currently our interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and interim chief financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2021. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Internal Control Over Financial Reporting

Our chief executive officer and interim chief financial officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Due to the matter identified above, we have identified the design and effectiveness of our internal control over financial reporting to not be effective.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2021, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

During the first quarter of 2021, the Company issued a total of 56,592 common stock purchase warrants to three consultants for services rendered in accordance with Rule 506 (b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the first quarter of 2021, the Company issued a total of 33,586 shares of common stock and 33,586 common stock purchase warrants to four investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act.

During the first quarter of 2021, the Company issued a total of 15,200 shares of common stock for the exercise a total of 15,200 common stock purchase warrants by two investors at an exercise price of $5.00 per shares or a total of $76,000 and issued a total of 3,800 common stock purchase warrants to these two investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act.

During the first quarter of 2021, the Company issued 461,270 shares of common stock in consideration for the conversion of 461,270 shares of Series B Preferred Stock by eight shareholders in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

________________

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By: /s/ William H. Gray

William H. Gray, Chief Executive Officer and

President (Principal Executive Officer) and interim

Chief Financial Officer (Principal Accounting

Officer)

Date: August 19, 2021

