Form 10-Q
period 2021-06-30
WYTEC INTERNATIONAL INC
filed 2021-09-09
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2021

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

Yes ☐ No ☒

As of September 1, 2021, there were 6,784,322 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
		(As Restated See Note L)
Assets

Current assets:
Cash	$326,196	$595,732
Accounts receivable	15,803	59,352
Inventory	2,828	2,371
Prepaid expenses and other current assets	–	1,581
Total current assets	344,827	659,036

Property and equipment, net	140,220	174,964

Operating lease, right-of-use assets	73,276	117,169

Total assets	$558,323	$951,169

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$158,268	$123,768
Accounts payable, related party	124,902	107,084
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	33,208	71,256
Contract liability	16,527	25,905
Notes payable, current portion	33,502	33,502
Short-term debt, net of unamortized discount	615,090	586,952
Total current liabilities	1,876,497	1,843,467

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	32,947	27,274
Notes payable, net of current portion	65,633	82,383
Due to shareholder	100,000	–
Paycheck protection program loan	160,073	–
	358,653	109,657

Total liabilities	2,235,150	1,953,124

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,480,000 shares and 2,520,000 shares issued, 2,380,000 shares and 2,420,000 shares outstanding	2,380	2,420
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 2,896,335 shares and 3,412,885 shares issued, 2,851,800 shares and 3,368,360 shares outstanding	2,896	3,412
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 6,724,547 shares and 30,224,653 shares issued, 6,724,547 shares and 6,090,205 shares outstanding	6,724	30,225
Additional paid-in capital	21,733,060	26,352,142
Accumulated deficit	(23,082,638)	(22,071,742)
Repurchased shares	(80,000)	(80,000)
Deposit for future common stock subscriptions	–	121,055
Treasury stock:
Common stock, at cost, 0 shares and 24,134,448 shares	–	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(1,676,827)	(1,001,955)

Total liabilities and stockholders' deficit	$558,323	$951,169

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
		(As Restated See Note L)		(As Restated See Note L)

Revenue	$55,996	$107,309	$314,376	$332,765
Cost of sales	37,805	98,325	268,252	310,747

Gross profit	18,191	8,984	46,124	22,018

Expenses:
Selling, general and administrative	399,029	327,030	926,005	1,231,094
Research and development	20,906	–	21,398	4,725
Depreciation and amortization	17,190	18,113	34,581	35,735
Operating expenses, net	437,125	345,143	981,984	1,271,554

Net operating loss	(418,934)	(336,159)	(935,860)	(1,249,536)

Other income (expense):
Interest income	70	11	100	31
Interest expense	(27,392)	(25,196)	(54,200)	(34,880)
Total other income (expense)	(27,322)	(25,185)	(54,100)	(34,849)

Net loss	$(446,256)	$(361,344)	$(989,960)	$(1,284,385)

Weighted average number of common shares Outstanding – Basic and fully diluted	6,724,547	5,450,450	6,576,936	5,446,411

Net loss per share -
Basic and fully diluted	$(0.07)	$(0.07)	$(0.15)	$(0.24)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020, as restated see Note L	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–

Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of Warrants	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2021, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Conversion of series B preferred stock to common stock	–	–	(55,280)	(55)	–	–	55,280	55	–	–

Issuance of warrants in connection with conversion of other warrants	–	–	–	–	–	–	–	–	–	–

Warrants exercised	–	–	–	–	–	–	29,006	29	–	–

Cancellation of Treasury Stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218

Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2021	2,380,000	$2,380	2,896,335	$2,896	1,000	$1	6,724,547	$6,724	0	$0

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019, as restated see Note L	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020, as restated see Note L	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Repurchase agreement	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2020, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2020, as restated see Note L	2,520,000	$2,520	3,735,784	$3,735	1,000	$1	29,634,568	$29,635	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Future Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)
Balance, December 31, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$121,055	$(22,071,742)	$(1,001,955)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of warrants	–	–	–	–	75,985	–	–	–	76,000

Issuance of common stock for cash already received	–	–	–	–	121,031	–	(121,055)	–	–

Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	46,875

Issuance of Warrants for Service	–	–	–	–	51,344	–	–	–	51,344

Issuance of Warrants	–	–	–	–	6,047	–	–	–	6,047

Net loss for the three months ended March 31, 2021, as restated see Note L	–	–	–	–	–	–	–	(564,640)	(564,640)

Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$(22,636,382)	$(1,386,329)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Issuance of warrants in connection with conversion of other warrants	–	–	–	–	10,728	–	–	–	10,728

Warrants exercised	–	–	–	–	145,001	–	–	–	145,030

Cancellation of Treasury Stock	–	–	–	–	(5,076,084)	–	–	–	–

Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	(446,256)	(446,256)

Balance, June 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,733,060	$(80,000)	$–	$(23,082,638)	$(1,676,827)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Future Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)

Balance, December 31, 2019, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$–	$–	$(20,049,044)	$(165,515)

Issuance of common stock for services	–	–	–	–	52,759	–	–	–	52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	–	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Net loss for the three months ended March 31, 2020, as restated see Note L	–				–	–	–	(922,744)	(922,744)

Balance, March 31, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$0	$0	$(20,971,788)	$(766,281)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	(80,000)

Net loss for the three months ended June 30, 2020, as restated see Note L	–	–	–	–	–	–	–	(361,641)	(361,641)

Balance, June 30, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(80,000)	$0	$(21,333,429)	$(1,207,922)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020 (As Restated See Note L)

Cash flows from operating activities
Net loss	$(989,960)	$(1,284,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,581	35,735
Amortization of debt discount	28,138	16,108
Stock based compensation	68,119	141,925
Non-cash adjustment to notes payable and fixed assets (See Note L)	(3,895)	–
Non-cash adjustment to accounts receivable and revenue (see Note L)	(17,041)	17,041
Non-cash lease expense	54,244	76,122
Decrease (increase) in operating assets
Accounts receivable	43,549	(95,953)
Inventory	(457)	(23,881)
Prepaid expenses and other assets	1,581	8,190
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	34,500	196,691
Accounts payable, related party	17,818	1,028
Contract liability	(9,378)	–
Operating lease liability	(42,563)	(69,958)
Net cash used in operating activities	(780,764)	(981,337)

Cash flows from investing activities
Purchase of equipment	–	(9,832)
Net cash used in investing activities	–	(9,832)

Cash flows from financing activities
Proceeds from issuance of non-convertible notes	–	803,158
Proceeds from Paycheck Protection Program loan	160,073	–
Proceeds from future promissory note	100,000	–
Payments on notes payable	(16,750)	(36,750)
Proceeds from exercise of warrants	221,030	–
Proceeds from issuance of common stock	46,875	100,000
Net cash provided by financing activities	511,228	866,408

Net increase (decrease) in cash	(269,536)	(124,761)
Cash - beginning of period	595,732	619,104
Cash - end of period	$326,196	$494,343

Supplemental disclosures:
Interest paid	$4,188	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$40	$40
Conversion of series B preferred stock to common stock	$516	$–
Cancellation and renegotiation of leases	$–	$134,501
Issuance of common stock in lieu of interest payment	$21,875	$–
Issuance of detachable warrants with Debt	$–	$80,053

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2021. The results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ended December 31, 2021. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2021 and December 31, 2020.

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

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $23,082,638 at June 30, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Point in Time	$45,878	$107,309	$296,785	$332,765
Over Time	10,118	–	17,591	–
	$55,996	$107,309	$314,376	$332,765

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

Contract Assets and Liabilities

	June 30,	December 31,
	2021	2020
Contract Liability	$(16,527)	$(25,905)
	$(16,527)	$(25,905)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of June 30, 2021 and December 31, 2020 that the Company expects to recognize over the next year is $16,527 and $25,905, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Telecommunication equipment and computers	$1,267,497	$1,105,939
Less: accumulated depreciation	(1,127,277)	(1,050,755)

	$140,220	$55,184

Depreciation expense for the six months ended June 30, 2021 and 2020 was $34,581 and $19,579, respectively, and $17,190 and $10,035 for the three months ended June 30, 2021 and 2020.

NOTE E – DEBT

The Company’s debt consists of the following:

	June 30,	December 31,
	2021	2020
Paycheck Protection Program loan	$160,073	$–

Promissory note payable due to shareholder	100,000	–

Notes payable to a financial institution, interest rates of 4.7% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	99,135	–

$625,000 of 7% unsecured note payable due August 2021, net of unamortized discount of $9,910 and $38,048, respectively
	615,090	586,952
	$974,298	$586,952

In February, 2020 we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $28,138 amortized in the current quarter and reported in the income statement as interest expense.

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

In June 18, 2021, a shareholder advanced funds in the amount of $100,000 to the Company.  On August 10, 2021, the shareholder and the Company formalized promissory note due to shareholder.

The future minimum payments regarding debt are as follows:

12 Month Period Ending June 30,
2022	$658,502
2023	31,022
2024	127,552
2025	7,059
2026	–
Thereafter	160,073
Total future payments	984,208
Less: discount	(9,910)
Total debt	$974,298

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement (the “Agreement”) with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020, in consideration for the return to us of 40,000 shares of outstanding common stock and 40,000 shares of outstanding Series B Preferred Stock previously purchased and currently held by the shareholder. The Agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The Agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. In September 2020, the Company extended the maturity date under the terms of the Agreement to March 31,2021. The Company made payments in the amount of $80,000 in good faith during 2020, however, the shareholder has not returned any of the shares that we paid for so that they may be canceled as contemplated in the Agreement. As the shares had not been returned, the Company is not obligated per the Agreement to pay any monies. The Company is pursuing action against the shareholder to have the shares returned or have the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the six-month periods ended June 30, 2021 and 2020, operating lease expense totaled $58,178 and $90,889, respectively. For the three-month periods ended June 30, 2021 and 2020, operating lease expense totaled $28,738 and $48,752, respectively.

The weighted average remaining lease term is 1.41 years and weighted average discount rate is 5.5% as of June 30, 2021.

Future minimum lease payments as of June 30, 2021 are as follows:

2021	$33,208
2022	17,615
2023	16,456
2024	1,950
Total minimum lease payments	69,229
Less: imputed interest	(3,074)
Present value of minimum lease payments	$66,155
Less: current portion of lease obligation	33,208
Long-term lease obligation	$32,947

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2021 to purchase 2,445,699 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share and 222,644 of which are exercisable at an exercise price of $5.00 per share, and 223,055 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates between December 31, 2021 and December 31, 2022, volatility estimates between 41% to 60% and risk-free rates 0.05% to 0.1% in the period.

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

During February 2021, we issued 3,750 common stock purchase warrants to two investors as part of their conversion of existing warrants. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $5,969 recorded in Additional-Paid-In-Capital.

During March 2021, we issued 50 common stock purchase warrants to one investor as part of the investor’s conversion of existing warrants. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $78 recorded in Additional-Paid-In-Capital.

During the quarter ended March 31, 2021, a total of 15,200 warrants were exercised and a total of 15,200 shares of common stock were issued to two investors at a price of $5.00 per share and a total of 3,800 common stock purchase warrants were issued to these two investors pursuant to the Warrant Offering (as below defined).

In April 2021, a total of 9,006 common stock purchase warrants were exercised by three investors for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $45,030 and a total of 2,252 common stock purchase warrants were issued to these three investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in which existing warrant holders receive one cashless warrant exercisable until December 31, 2022 at an exercise price of $5.00 per share for every four currently outstanding warrants exercised by a warrant holder on or before July 31, 2021 (the “Warrant Offering”). The total value of the new warrants issued was $3,394 recorded in Additional-Paid-In-Capital.

In May 2021, a total of 20,000 common stock purchase warrants were exercised by three investors for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 and a total of 5,000 common stock purchase warrants were issued to these three investors pursuant to the Warrant Offering. The total value of the new warrants issued was $7,335 recorded in Additional-Paid-In-Capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2020	2,388,675

Warrants granted	101,230
Warrants exercised	(44,206)
Warrants expired	–

Balance, June 30, 2021	2,445,699

Exercisable, June 30, 2021	2,445,699

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

NOTE I – STOCKHOLDERS’ EQUITY – continued

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

In April 2021, a total of 9,006 common stock purchase warrants were exercised by three investors for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $45,030 as part of the Company’s Warrant Offering.

In April 2021, the Company issued a total of 25,280 shares of common stock in consideration for the conversion of 25,280 shares of Series B Preferred Stock by two shareholders.

In May 2021, a total of 20,000 common stock purchase warrants were exercised by three investors for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 as part of the Company’s Warrant Offering.

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

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $124,092 as of June 30, 2021, and $107,084 as of December 31, 2020. The Company incurred expense of $27,008 and $47,105 with Richardson & Associates as of the six months ended June 30, 2021 and June 30, 2020. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE K – CONCENTRATION

The Company derived $272,843, 87%, and $304,569, 92%, of revenue in the six months ended June 30, 2021 and June 30, 2020, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – PRIOR PERIOD MISSTATEMENTS

As part of its internal review prior to submitting its financial statements for the 3-month period ended March 31, 2021, the Company’s Management identified certain items, which pursuant to GAAP standards, required adjusting entries for proper financial presentation.  The identified items related to prior periods dating back to 2019, and included: 1) Understatement of 2020 expenses, that related to 2019, in the amount of $49,174 for the six months ended June 30, 2020 2) Understatement of 2019 accounts receivable and revenue by $17,041 due to billing not timely identified; and 3) Unrecorded gross up of fixed assets and corresponding loans on the Consolidated Balance Sheet as of December 31, 2020, which also resulted in a misclassification of costs on the Consolidated Statement of Operations by overstating Selling, General and Administrative expense and understating Depreciation and Amortization and Other Expense (for associated interest expense).

Management evaluated the impact of these misstatements and determined the impact is immaterial. Management has corrected the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020, which resulted in a decrease to net cash used in operating activities of $16,750 and a  corresponding decrease to net cash provided by financing activities. Additionally, management has corrected the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 as summarized below:

	2020 Statement of Operations Impact
	For the Three Months		Adjustment for	As
	Ended June 30, 2020		Error Correction	Restated
Revenues	$107,309		$–	$107,309
Cost of sales	98,325		–	98,325
Selling, general and administrative	337,499	(3)	(10,469)	327,030
Depreciation and amortization	10,035	(3)	8,078	18,113
Research and development	–		–	–
Other expense	23,091	(3)	2,094	25,185
Net loss	$(361,641)		$297	$(361,344)

	For the Six Months		Adjustment for	As
	Ended June 30, 2020		Error Correction	Restated
Revenues	$332,765		$–	$332,765
Cost of sales	310,747		–	310,747
Selling, general and administrative	1,202,858	(1/3)	28,236	1,231,094
Depreciation and amortization	19,579	(3)	16,156	35,735
Research and development	4,725		–	4,725
Other expense	30,661	(3)	4,188	34,849
Net loss	$(1,235,805)		$(48,580)	$(1,284,385)

	December 31, 2020 Balance Sheet Impact
	As Previously		Adjustment for	As
	Reported		Error Correction	Restated
Assets
Accounts Receivable	$42,311	(2)	$17,041	$59,352
Other current assets	599,684		–	599,684
Other assets	117,169		–	117,169
Fixed Assets	55,184	(3)	119,780	174,964
Total Assets	814,348		136,821	951,169

Liabilities
Current liabilities	$1,809,965	(3)	$33,502	$1,843,467
Note payables	–	(3)	82,383	82,383
Other liabilities	27,274		–	27,274
Total liabilities	1,837,239		115,885	1,953,124

Stockholders' deficit
Accumulated deficit	(22,092,678)	(2/3)	20,936	(22,071,742)
Total Stockholders' deficit	$(1,022,891)		$20,936	$(1,001,955)

NOTE M – SUBSEQUENT EVENTS

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

In July 2021, Wytec issued a total of 20,000 shares of common stock and 20,000 common stock purchase warrants to four investors pursuant to Wytec’s Unit Offering.

In July 2021, the Company issued a total of 30,000 shares of common stock in consideration for the conversion of 30,000 shares of Series B Preferred Stock by three shareholders.

In August 2021, Wytec issued a total of 5,000 shares of common stock and 5,000 of common stock purchase warrants to one investor pursuant to Wytec’s Unit Offering.

On August 18, 2021, Wytec issued 400 shares of common stock to one vendor for services rendered at fair value of $2,000.

On August 10, 2021, Wytec and a shareholder determined to convert a non interest bearing loan payable on demand in the amount of $100,000 into a promissory note with a maturity date of February 10, 2023, unless extended in accordance with the promissory note. The promissory note bears simple interest at the rate of 7% per annum. See Note J, this and Note J need to be fixed .

On August 20, 2021, the Company issued 4,375 shares of common stock to one investor in lieu of making an accrued interest payment in cash at $5.00 per share as part of the Company’s offering of units, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant.

On August 25, 2021, Wytec and a shareholder entered into a promissory note in the amount of $100,000 with a maturity date of August 25, 2022, unless extended in accordance with the promissory note. The promissory note bears simple interest at the rate of 7% per annum.

In August of 2021, the $625,000 promissory note payable became due and is now due on demand.  The Company is currently working with the lender to come an agreement of an extension of the deadline.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 500 feet in circumference. The hardware consists of a chassis or framework approximately 3 feet in height with a radius of approximately 32 inches. It is designed to be installed on a utility pole to private dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them in densely populated areas as compared to the traditional macro site cellular towers covering a much larger area of approximately two (2) miles. The growth of small cells is in response to delivering substantially greater speeds to smartphones and other smart devices in preparation for the next generation of cellular technology now referred to as 5G.

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

Results of Operations for the Six Months Ended June 30, 2021 and 2020 and Three Months Ended June 30, 2021 and 2020

Revenue for the six months ended June 30, 2021 and 2020 was $314,376 and $332,765, respectively. This decrease in revenue of $18,389, or 6%, was primarily due to decreases in revenue from our Cel-fi systems. Revenue for the three months ended June 30, 2020 and 2021 was $55,996 and $107,309, respectively. This decrease in revenue of $51,313, or 48%, was primarily due to a decrease in revenue from our Cel-fi systems.

Cost of sales for the six months ended June 30, 2021 and 2020 was $268,252 and $310,747, respectively. This decrease of $42,495, or 14%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended June 30, 2021 and 2020 was $37,805 and $98,325, respectively. This decrease of $60,520, or 62%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems and improved efficiencies in operations.

General and administrative expenses were $399,029 for the three months ended June 30, 2021, as compared to $337,499 for the three months ended June 31, 2020, this resulted in an increase of $61,530 or 18% compared to the same period in 2020. Contributing factors to the increase include an increase in professional fees expense of $15,430, an increase in contract labor of $11,844, and an increase in warrant expense of $10,729 for the three months ended June 30, 2021 compared to the same period in 2020. The remaining increase is attributable to an overall rise in some office and administrative expenses due to increased activity regarding obtaining new contracts. General and administrative expenses were $926,005 for the six months ended June 30, 2021, as compared to $1,202,858 for the six months ended June 31, 2020, this resulted in a decrease of $276,853 or 23% compared to the same period in 2020. Contributing factors to the decrease include a decrease in warrant expense of $21,035, a decrease in compensation of $73,340, a decrease in dues and subscriptions of $43,277, a decrease of $15,059 in rooftop rent expense and a decrease in travel of $22,111 for the six months ended June 30, 2021 compared to the same period in 2020. The remaining decrease is attributable to cost savings from reduced operating expense to ensure cash needs are met. Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2021 were $780,764 compared to $998,087 during the six months ended June 30, 2020. This decrease of $217,323 was primarily due to changes in net loss during the six months ended June 30, 2021 to the same period in 2020.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2021 were $-0- compared to the cash flows used by investing activities of $9,832 during the six months ended June 30, 2020. Capital expenditures totaled $-0- and $9,832 during the six months ended June 30, 2021 and June 30, 2020, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2021 were $511,228 compared to $883,158 during the six months ended June 30, 2020. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

June 30, 2021, our cash balance was $326,196. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $23,082,638 at June 30, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2021 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2021, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

During the second quarter of 2021, the Company issued a total of 29,006 shares of common stock for the exercise a total of 29,006 common stock purchase warrants by four investors at an exercise price of $5.00 per shares or a total of $145,030 and issued a total of 7,252 common stock purchase warrants to these four investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

During the second quarter of 2021, the Company issued 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series A Preferred Stock by one shareholder in accordance with Rule 506(b) of Regulation D of the Securities Act.

During the second quarter of 2021, the Company issued 55,280 shares of common stock in consideration for the conversion of 55,280 shares of Series B Preferred Stock by four shareholders in accordance with Rule 506(b) of Regulation D of the Securities Act.

.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101). **

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

**	To be filed by amendment

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

Date: September 9, 2021

