Form 10-Q/A
period 2021-06-30
WYTEC INTERNATIONAL INC
filed 2021-09-10
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Minor changes were made to the equity statement as well. No other changes have been made to the Form 10-Q, as originally filed on September 9, 2021.

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

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Future Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)

Balance, December 31, 2019, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$–	$–	$(20,049,044)	$(165,515)

Issuance of common stock for services	–	–	–	–	52,759	–	–	–	52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	–	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Net loss for the three months ended March 31, 2020, as restated see Note L	–				–	–	–	(923,041)	(923,041)

Balance, March 31, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$0	$0	$(20,972,085)	$(766,578)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	(80,000)

Net loss for the three months ended June 30, 2020, as restated see Note L	–	–	–	–	–	–	–	(361,344)	(361,344)

Balance, June 30, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(80,000)	$0	$(21,333,423)	$(1,207,922)

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

On August 10, 2021, Wytec and a shareholder determined to convert a non interest bearing loan payable on demand in the amount of $100,000 into a promissory note with a maturity date of February 10, 2023, unless extended in accordance with the promissory note. The promissory note bears simple interest at the rate of 7% per annum. See Note J, this and Note J need to be fixed.

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

.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101). *

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: September 10, 2021

