Form 10-Q
period 2021-09-30
WYTEC INTERNATIONAL INC
filed 2021-11-16
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2021

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

Yes ☐   No ☒

As of November 8, 2021, 2021, there were 6,868,122 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
		(As Restated See Note L)
Assets

Current assets:
Cash	$163,079	$595,732
Accounts receivable	69,455	59,352
Inventory	3,899	2,371
Prepaid expenses and other current assets	–	1,581
Total current assets	236,433	659,036

Property and equipment, net	127,068	174,964

Operating lease, right-of-use assets	34,870	117,169

Total assets	$398,371	$951,169

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$203,993	$123,768
Accounts payable, related party	172,014	107,084
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	18,915	71,256
Contract liability	8,737	25,905
Notes payable, current portion	34,275	33,502
Promissory notes, shareholder, current portion	100,000	–
Short-term debt, net of unamortized discount	625,000	586,952
Total current liabilities	2,057,934	1,843,467

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	14,158	27,274
Notes payable, net of current portion	57,258	82,383
Promissory notes, shareholder, net of current	150,000	–
Total long term liabilities	221,416	109,657

Total liabilities	2,279,350	1,953,124

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,480,000 shares and 2,520,000 shares issued, 2,380,000 shares and 2,420,000 shares outstanding	2,380	2,420
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 2,856,335 shares and 3,412,885 shares issued, 2,811,800 shares and 3,368,360 shares outstanding	2,856	3,412
Series C convertible preferred stock, par $.001, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 6,810,322 shares and 30,224,653 shares issued, 6,810,322 shares and 6,090,205 shares outstanding	6,810	30,225
Additional paid-in capital	21,961,889	26,352,142
Accumulated deficit	(23,515,665)	(22,071,742)
Repurchased shares	(80,000)	(80,000)
Deposit for future common stock subscriptions	–	121,055
Treasury stock:
Common stock, at cost, 0 shares and 24,134,448 shares	–	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(1,880,979)	(1,001,955)

Total liabilities and stockholders' deficit	$398,371	$951,169

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
		(As Restated See Note L)		(As Restated See Note L)

Revenue	$77,999	$111,625	$392,375	$444,390
Cost of sales	62,481	50,340	330,733	361,087

Gross profit	15,518	61,285	61,642	83,303

Expenses:
Selling, general and administrative	552,415	461,995	1,478,420	1,693,099
Research and development	19,555	5,852	40,953	10,577
Depreciation and amortization	12,351	17,307	46,932	53,042
Operating expenses, net	584,321	485,154	1,566,305	1,756,718

Net operating loss	(568,803)	(423,869)	(1,504,663)	(1,673,415)

Other income (expense):
Interest income	–	9	100	40
Pay check Protection Program loan forgiveness	160,075	–	160,075	–
Interest expense	(24,299)	(25,711)	(78,499)	(60,591)
Total other income (expense)	135,776	(25,702)	81,676	(60,551)

Net loss	$(433,027)	$(449,571)	$(1,422,987)	$(1,733,966)

Weighted average number of common shares Outstanding – Basic and fully diluted	6,810,322	5,482,206	6,650,120	5,469,502

Net loss per share -
Basic and fully diluted	$(0.06)	$(0.08)	$(0.21)	$(0.32)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020, as restated see Note L	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–

Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of Warrants	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2021, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Conversion of series B preferred stock to common stock	–	–	(55,280)	(55)	–	–	55,280	55	–	–

Issuance of warrants in connection with conversion of other warrants	–	–	–	–	–	–	–	–	–	–

Warrants exercised	–	–	–	–	–	–	29,006	29	–	–

Cancellation of Treasury Stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218

Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2021	2,380,000	$2,380	2,896,335	$2,896	1,000	$1	6,724,547	$6,724	0	$0

Issuance of common stock for services	–	–	–	–	–	–	400	1	–	–

Issuance of common stock	–	–	–	–	–	–	45,375	45	–	–

Conversion of warrants	–	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	(40,000)	(40)	–	–	40,000	40	–	–

Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,810,322	$6,810	0	$0

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Quarters ended March 31, 2021 and 2020

(Unaudited)

(Continued)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019, as restated see Note L	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	10,554	11	–	–

Issuance of common stock for cash	–	–	–	–	–	–	20,000	20	–	–

Issuance of Warrants for Service	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2020, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2020, as restated see Note L	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,594,568	$29,595	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Repurchase agreement	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2020, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2020, as restated see Note L	2,520,000	$2,520	3,735,784	$3,735	1,000	$1	29,634,568	$29,635	24,134,448	$(5,100,218)

Issuance of common stock for services	–	–	–	–	–	–	2,296	2	–	–

Issuance of common stock	–	–	–	–	–	–	41,375	41

Conversion of warrants	–	–	–	–	–	–	500	1	–	–

Conversion of series B preferred stock to common stock	–	–	(83,333)	(83)	–	–	83,333	83	–	–

Net loss for the three months ended September 30, 2020, as restated see Note L	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2020, as restated see Note L	2,520,000	$2,520	3,652,451	$3,652	1,000	$1	29,762,072	$29,762	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Quarters ended March 31, 2021 and 2020

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for Future		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)
Balance, December 31, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$121,055	$(22,071,742)	$(1,001,955)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of warrants	–	–	–	–	75,985	–	–	–	76,000

Issuance of common stock for cash already received	–	–	–	–	121,031	–	(121,055)	–	–

Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	46,875

Issuance of Warrants for Service	–	–	–	–	51,344	–	–	–	51,344

Issuance of Warrants	–	–	–	–	6,047	–	–	–	6,047

Net loss for the three months ended March 31, 2021, as restated see Note L	–	–	–	–	–	–	–	(564,640)	(564,640)

Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$(22,636,382)	$(1,386,329)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Issuance of warrants in connection with conversion of other warrants	–	–	–	–	10,728	–	–	–	10,728

Warrants exercised	–	–	–	–	145,001	–	–	–	145,030

Cancellation of Treasury Stock	–	–	–	–	(5,076,084)	–	–	–	–

Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	(446,256)	(446,256)

Balance, June 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,733,060	$(80,000)	$–	$(23,082,638)	$(1,676,827)

Issuance of common stock for services	–	–	–	–	1,999	–	–	–	2,000

Issuance of common stock	–	–	–	–	226,830	–	–	–	226,875

Conversion of warrants	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	–	(433,027)	(433,027)

Balance, September 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,961,889	$(80,000)	$–	$(23,515,665)	$(1,880,979)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Quarters ended March 31, 2021 and 2020

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional		Deposit for Future		Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscriptions	Deficit	(Deficit)
Balance, December 31, 2019, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	$–	$–	$(20,049,044)	$(165,515)

Issuance of common stock for services	–	–	–	–	52,759	–	–	–	52,770

Issuance of common stock for cash	–	–	–	–	99,980	–	–	–	100,000

Issuance of Warrants for Service	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Net loss for the three months ended March 31, 2020, as restated see Note L	–	–	–	–	–	–	–	(923,051)	(923,051)

Balance, March 31, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$0	$0	$(20,972,095)	$(766,588)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	(80,000)

Net loss for the three months ended June 30, 2020, as restated see Note L	–	–	–	–	–	–	–	(361,344)	(361,344)

Balance, June 30, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,529,084	$(80,000)	$0	$(21,333,439)	$(1,207,932)

Issuance of common stock for services	–	–	–	–	11,478	–	–	–	11,480

Issuance of common stock	–	–			206,834	–	–	–	206,875

Conversion of warrants	–	–	–	–	2,499	–	–		2,500

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Net loss for the three months ended September 30, 2020, as restated see Note L	–	–	–	–	–	–	–	(449,571)	(449,571)

Balance, September 30, 2020, as restated see Note L	100,000	$(179,368)	44,535	$(79,882)	$25,749,895	$(80,000)	$0	$(21,783,010)	$(1,436,648)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020 (As Restated See Note L)

Cash flows from operating activities
Net loss	$(1,422,987)	$(1,733,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,932	53,042
Amortization of debt discount	38,048	28,788
Stock based compensation	70,119	153,405
Non-cash lease expense	80,952	100,538
Pay check protection program loan forgiveness	(160,073)	–
Decrease (increase) in operating assets
Accounts receivable	(27,144)	55,881
Inventory	(1,528)	(1,098)
Work in Process	–	(71,378)
Prepaid expenses and other assets	1,581	10,606
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	80,225	128,150
Accounts payable, related party	64,930	26,744
Contract liability	(17,168)	–
Operating lease liability	(63,146)	(93,304)
Net cash used in operating activities	(1,309,259)	(1,342,592)

Cash flows from investing activities
Purchase of equipment	–	(13,039)
Net cash used in investing activities	–	(13,039)

Cash flows from financing activities
Proceeds from issuance of non-convertible notes	–	803,158
Repurchase agreement	–	(60,000)
Proceeds from Paycheck Protection Program loan	160,073	–
Proceeds from promissory notes, shareholder	250,000	–
Payments on notes payable	(28,247)	(25,125)
Proceeds from exercise of warrants	221,030	2,500
Proceeds from issuance of common stock	273,750	306,878
Net cash provided by financing activities	876,606	1,027,411

Net increase (decrease) in cash	(432,653)	(328,220)
Cash - beginning of period	595,732	619,104
Cash - end of period	$163,079	$290,884

Supplemental disclosures:
Interest paid	$6,069	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$40	$40
Conversion of series B preferred stock to common stock	$556	$83
Cancellation and renegotiation of leases	$–	$134,616
Issuance of common stock in lieu of interest payment	$43,750	$–
Issuance of detachable warrants with Debt	$–	$80,053
Issuance of Stock Repurchase Note Payable	$–	$200,000

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 25, 2021. The results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ended December 31, 2021. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. Wytec is also involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to their commercial and enterprise clients and was previously engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2021 and December 31, 2020.

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

Use of Estimates: The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $23,515,665 at September 30, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Point in Time	$69,988	$111,557	$366,773	$444,322
Over Time	8,011	68	25,602	68

	$77,999	$111,625	$392,375	$444,390

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

Contract Assets and Liabilities

	September 30,	December 31,
	2021	2020
Contract Liability	$(8,737)	$(25,905)
	$(8,737)	$(25,905)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2021 and December 31, 2020 that the Company expects to recognize over the next year is $8,737 and $25,905, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Telecommunication equipment and computers	$1,267,497	$1,267,497
Less: accumulated depreciation	(1,140,429)	(1,092,533)

Property and equipment, net	$127,068	$174,964

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $46,932 and $53,042, respectively, and $12,351 and $17,307 for the three months ended September 30, 2021 and 2020.

NOTE E – DEBT

The Company’s debt consists of the following:

	September 30,	December 31,
	2021	2020
Various promissory notes payable to due to shareholder, all carry simple interest of 7% per annum, due at various times between August 2022 and March 2023	$250,000	$–

Notes payable to a financial institution, interest rates of 4.7% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	91,533	–

$625,000 of 7% unsecured note payable due February 2022, net of unamortized discount of $-0- and $38,048, respectively	625,000	586,952
	$975,833	$586,952

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $9,910 amortized in the current quarter and reported in the income statement as interest expense. In September of 2021, the note was extended to a new maturity date of February 13, 2022.

In March 2021, we received a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $160,073. The loan contains a feature pursuant to which the Small Business Administration (“SBA”) will forgive the balance of the loan under statutory authority and conditions set forth in the CARES Act. This loan was fully forgiven in September 2021.

In June 18, 2021, a shareholder advanced funds in the amount of $100,000 to the Company. On August 10, 2021, the shareholder and the Company formalized a promissory note due to the shareholder. The note bears simple interest at a rate of 7% per annum with a due date of February 10, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

In August and September 2021, a shareholder loaned a total of $150,000, to the Company under two separate promissory notes in the amounts of $100,000, and $50,000, respectively.  The notes bear simple interest at a rate of 7% per annum with due dates of February 10, 2023 and March 30, 2023, respectively.  Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

12 Month Period Ending September 30,
2022	$759,275
2023	179,534
2024	27,724
Total future payments	966,533
Less: discount	–
Total debt	$966,533

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

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the nine-month periods ended September 30, 2021 and 2020, operating lease expense totaled $83,888 and $115,363, respectively. For the three-month periods ended September 30, 2021 and 2020, operating lease expense totaled $25,710 and $24,474, respectively.

The weighted average remaining lease term is 1.80 years and weighted average discount rate is 5.5% as of September 30, 2021.

Future minimum lease payments as of September 30, 2021 are as follows:

2021	$18,915
2022	12,815
2023	2,875
Total minimum lease payments	34,605
Less: imputed interest	(1,532)
Present value of minimum lease payments	$33,073
Less: current portion of lease obligation	18,915
Long-term lease obligation	$14,158

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2021 to purchase 2,491,074 shares of common stock exercisable until various dates through December 31, 2022. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share, 268,019 of which are exercisable at an exercise price of $5.00 per share, and 223,055 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates between December 31, 2021 and December 31, 2022, volatility estimates between 35% to 60% and risk-free rates 0.05% to 0.1% in the period.

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

During March 2021, we issued 50 common stock purchase warrants to one investor as part of the investor’s exercise of existing warrants. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $78 recorded in Additional-Paid-In-Capital.

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

In May 2021, a total of 20,000 common stock purchase warrants were issued to three investors for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 and a total of 5,000 common stock purchase warrants were issued to these three investors pursuant to the Warrant Offering. The total value of the new warrants issued was $7,335 recorded in Additional-Paid-In-Capital.

In July 2021, we issued 20,000 common stock purchase warrants to four investors as part of our offering of units, each unit consisting of one share of our common stock and one common stock purchase warrant (the “Unit Offering”). The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $27,159 recorded in Additional-Paid-In-Capital.

In August 2021, we issued 9,375 common stock purchase warrants to two investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $7,560 recorded in Additional-Paid-In-Capital.

In September 2021, we issued 16,000 common stock purchase warrants to three investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $15,836 recorded in Additional-Paid-In-Capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2020	2,388,675

Warrants granted	146,605
Warrants exercised	(44,206)
Warrants expired	–

Balance, September 30, 2021	2,491,074

Exercisable, September 30, 2021	2,491,074

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

In January 2021, a total of 24,211 shares of common stock were issued in consideration for cash already received.

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

In July 2021, the Company issued a total of 20,000 shares of common stock to four investors for cash at $5.00 per share as part of the Company’s Unit Offering.

In July 2021, the Company issued a total of 30,000 shares of common stock in consideration for the conversion of 30,000 shares of Series B Preferred Stock by three shareholders.

In August 2021, the Company issued a total of 9,375 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s Unit Offering.

In August 2021, the Company issued a total of 10,000 shares of common stock in consideration for the conversion of 10,000 shares of Series B Preferred Stock by one shareholder.

In August 2021, the Company issued a total of 400 shares of common stock in consideration for the services performed by one individual.

In September 2021, the Company issued a total of 16,000 shares of common stock to three investors for cash at $5.00 per share as part of the Company’s Unit Offering.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $172,014 as of September 30, 2021, and $107,084 as of December 31, 2020 for legal services rendered. The Company incurred expense of $106,870 and $47,285 with Richardson & Associates as of the nine months ended September 30, 2021 and 2020. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

NOTE K – CONCENTRATION

The Company derived $272,843, 70%, and $365,692, 82%, of revenue in the nine months ended September 30, 2021 and 2020, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – PRIOR PERIOD MISSTATEMENTS

As part of its internal review prior to submitting its financial statements for the 3-month period ended March 31, 2021, the Company’s Management identified certain items, which pursuant to GAAP standards, required adjusting entries for proper financial presentation.  The identified items related to prior periods dating back to 2019, and included: 1) Understatement of 2020 expenses, that related to 2019, in the amount of $49,174 for the nine months ended September 30, 2020 2) Understatement of 2019 accounts receivable and revenue by $17,041 due to billing not timely identified; and 3) Unrecorded gross up of fixed assets and corresponding loans on the Consolidated Balance Sheet as of December 31, 2020, which also resulted in a misclassification of costs on the Consolidated Statement of Operations by overstating Selling, General and Administrative expense and understating Depreciation and Amortization and Other Expense (for associated interest expense).

Management evaluated the impact of these misstatements and determined the impact is immaterial. Management has corrected the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020, which resulted in a decrease to net cash used in operating activities of $25,125 and a corresponding decrease to net cash provided by financing activities. Additionally, management has corrected the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 as summarized below:

	2020 Statement of Operations Impact
	For the Three Months Ended September 30, 2020		Adjustment for Error Correction	As Restated
Revenues	$111,625		$–	$111,625
Cost of sales	50,340		–	50,340
Selling, general and administrative	472,464	(3)	(10,469)	461,995
Depreciation and amortization	9,229	(3)	8,078	17,307
Research and development	5,852		–	5,852
Other expense	23,608	(3)	2,094	25,702
Net loss	$(449,868)		$297	$(449,571)

	For the Nine Months Ended September 30, 2020		Adjustment for Error Correction	As Restated
Revenues	$444,390		$–	$444,390
Cost of sales	361,087		–	361,087
Selling, general and administrative	1,675,332	(1/3)	17,767	1,693,099
Depreciation and amortization	28,808	(3)	24,234	53,042
Research and development	10,577		–	10,577
Other expense	54,269	(3)	6,282	60,551
Net loss	$(1,685,683)		$(48,283)	$(1,733,966)

	December 31, 2020 Balance Sheet Impact
	As Previously		Adjustment for	As
	Reported		Error Correction	Restated
Assets
Accounts Receivable	$42,311	(2)	$17,041	$59,352
Other current assets	599,684		–	599,684
Other assets	117,169		–	117,169
Fixed Assets	55,184	(3)	119,780	174,964
Total Assets	814,348		136,821	951,169

Liabilities
Current liabilities	$1,809,965	(3)	$33,502	$1,843,467
Note payables	–	(3)	82,383	82,383
Other liabilities	27,274		–	27,274
Total liabilities	1,837,239		115,885	1,953,124

Stockholders' deficit
Accumulated deficit	(22,092,678)	(2)/(3)	20,936	(22,071,742)
Total Stockholders' deficit	$(1,022,891)		$20,936	$(1,001,955)

NOTE M – SUBSEQUENT EVENTS

In October 2021, the Company commenced an offering of up to $1,400,000 of convertible promissory notes (the “Notes”) under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, (the “Note Offering”). Each Note bears simple interest at the rate of 7% per annum and is due and payable twelve months after the initial issuance of the Note (the “Maturity Date”). If the Company’s common stock is listed on the NASDAQ Market System on or before the Maturity Date, the noteholders (“Noteholders”) will have the option to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to the greater of $5.00 per share or a price equal to eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as shown on the NASDAQ Market System. If the Note is converted before the Company’s common stock has commenced to trade on the public securities trading market, then (a) the conversion price will be $5.00 per share, and (b) immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2022 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Borrower’s public trading price as shown on the NASDAQ Market System.

In October 2021, Wytec issued a total of 40,000 shares of common stock and 40,000 of common stock purchase warrants to six investors pursuant to the Company’s Unit Offering.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum with a maturity date of October 21, 2022.

In November 2021, the Company issued a total of 4,100 shares of common stock in consideration for the exercise of 4,100 common stock purchase warrants by two warrant holders at an exercise price of $5.00 per share.

In November 2021, Wytec issued a total of 17,000 shares of common stock and 17,000 of common stock purchase warrants to two investors pursuant to the Company’s Unit Offering.

On November 4, 2021, Ms. Erica Perez was appointed as a director of Wytec.

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

When Wytec was first founded, we obtained five (5) United States patents (the “Patents”) related to Local Multipoint Distribution Service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to small cells, including in the future its LPN-16 technology. This configuration is in place today and has become the center piece of Wytec’s private LTE initiatives requested by large commercial buildings, school districts and municipalities. Wytec’s ultimate configuration includes the extension of its private LTE design into the offering of its Mobile Virtual Network Operator (MVNO) wholesale services to both cable and Wireless Internet Service Providers (“WISPs”) throughout the United States. The Company believes that its MVNO services will become the foundation for supporting true 5G services in the U.S. as defined by the International Telecommunications Union (“ITU”), the standard for all previous mobile generations from 1G to 4G.

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

Results of Operations for the Nine Months Ended September 30, 2021 and 2020 and Three Months Ended September 30, 2021 and 2020

Revenue for the nine months ended September 30, 2021 and 2020 was $392,375 and $444,390, respectively. This decrease in revenue of $52,015, or 11.7%, was primarily due to decreases in revenue from our Cel-fi systems. Revenue for the three months ended September 30, 2021and 2020 was $77,999 and $111,625, respectively. This decrease in revenue of $33,626, or 30%, was primarily due to a decrease in revenue from our Cel-fi systems.

Cost of sales for the nine months ended September 30, 2021 and 2020 was $330,733 and $361,087, respectively. This decrease of $30,354, or 8%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended September 30, 2021 and 2020 was $62,481 and $50,340, respectively. This increase of $12,141, or 24%, was due to the increase in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $552,415 for the three months ended September 30, 2021, as compared to $472,464 for the three months ended September 31, 2020, this resulted in an increase of $79,951 or 17% compared to the same period in 2020. Contributing factor to the increase include an increase in stock transfer fees of $42,580 and an increase in legal fees of $32,201 for the three months ended September 30, 2021 compared to the same period in 2020. The remaining increase is attributable to an overall rise in some office and administrative expenses due to increased activity regarding obtaining new contracts. General and administrative expenses were $1,478,420 for the nine months ended September 30, 2021, as compared to $1,675,332 for the nine months ended September 31, 2020, this resulted in a decrease of $196,912 or 12% compared to the same period in 2020. Contributing factors to the decrease include a decrease in professional fees of $64,069, a decrease in warrant and stock based compensation of $82,107, a decrease in dues and subscriptions of $50,455, a decrease of $95,334 in salaries and wages and a decrease in travel of $21,183 for the nine months ended September 30, 2021 compared to the same period in 2020. The remaining decrease is attributable to cost savings from reduced operating expense to ensure cash needs are met. Where a percentage is not listed, the comparison period expense category is $0 and the calculation is not meaningful.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2021 were $1,309,259 compared to $1,342,592 during the nine months ended September 30, 2020. This change of $33,333 was primarily due to changes in net loss during the nine months ended September 30, 2021 to the same period in 2020.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2021 were $-0- compared to the cash flows used by investing activities of $13,039 during the nine months ended September 30, 2020. Capital expenditures totaled $-0- and $13,039 during the nine months ended September 30, 2021 and 2020, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2021 were $876,606 compared to $1,027,411 during the nine months ended September 30, 2020. These receipts represent proceeds from the sale of the Company’s common stock and from the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

September 30, 2021, our cash balance was $163,079. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $23,515,665 at September 30, 2021, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2021 and which are not yet effective. None of the standards will have a material impact on our financial statements.

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

Our chief executive officer, who is also currently our interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and interim chief financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2021, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

During the third quarter of 2021, the Company issued a total of 45,375 shares of common stock and 45,375 common stock purchase warrants to nine investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the third quarter of 2021, the Company issued 400 shares of common stock to one shareholder in consideration for services rendered in accordance with Rule 506(b) of Regulation D of the Securities Act.

During the third quarter of 2021, the Company issued 40,000 shares of common stock in consideration for the conversion of 40,000 shares of Series B Preferred Stock by four shareholders in accordance with Rule 506(b) of Regulation D of the Securities Act.

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

Date: November 16, 2021

