Form 10-K/A
period 2020-12-31
WYTEC INTERNATIONAL INC
filed 2021-12-22
CIK 1560143

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

The number of shares of common stock, $0.001 par value, outstanding on May 26, 2021 was 6,684,547 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on June 25, 2021, is to amend the 2020 financial statements for certain errors that were found by management after the financial statements were issued. The revision consists of adding capital assets and note payable obligations for those capital assets as the payments for these capital assets had just been booked to expense; correcting an error for expenses that should have been booked in 2020 rather than booked in 2019; and recognition of accounts receivable and revenue for amounts that had not been billed timely.

No other changes have been made to the Form 10-K other than those described above. This Amendments No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes in this Form 10-K.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables considering historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts Receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary on December 31, 2020 and December 31, 2019.

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

Selling and general and administrative expenses were $2,299,895 for the year ended December 31, 2020 compared to $2,754,447 for the year ended December 31, 2019, which resulted in a decrease of $454,552 or 16.5%. The decrease in our selling and general and administrative expenses was largely a result of a decrease in our monthly link lease payments and rooftop rent expenses due to cancellations as well as a decrease in consulting and legal fees. Salaries and wages expense decreased by $274,664 or 19.5% from $1,408,698 for the year ended December 31, 2019 to $1,134,034 for the year ended December 31, 2020. The decrease in salaries and wages is due to a decrease in larger salaried employees.

Research and development costs were $21,161 for the year ended December 31, 2020 compared to $4,500 of research and development costs for the year ended December 31, 2019, which resulted in an increase of $16,661, or 370%. The increase in research and development costs is due to an increase in expenses incurred in the development of our LPN-16.

Depreciation expense was $70,440 for the year ended December 31, 2020 compared to $136,182 for the year ended December 31, 2019, resulting in a decrease of $65,742 or 48%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2020, we had a working capital deficit of $1,184,431. As of December 31, 2019, $895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links. The Company intends to relieve the liability through a combination of common and preferred stock and cash.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2020 were $1,660,419 compared to $2,620,130 during the year ended December 31, 2019.

Cash Flow from Investing Activities

Our investing activities consist principally of equipment.

Cash flows used by investing activities during the year ended December 31, 2020 were $13,039 compared to the cash flows used by investing activities of $25,001 during the year ended December 31, 2019.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2020 were $1,650,086 compared to $1,543,100 during the year ended December 31, 2019. During the year ended December 31, 2020, we issued $839,375 in common stock and during December 31, 2019, we issued $1,543,100 in common stock. During the year ended December 31, 2020, we also obtained financing for $803,158 and received $121,055 for common stock issued in 2021.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $22,071,742 at December 31, 2020, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

There is substantial doubt about our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

/s/ Prager Metis CPA’s LLP

El Segundo, California

June 25, 2021 (December 22, 2021, as to the effects of the errors discussed in Note O to the consolidated financial statements)

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

Houston, Texas

June 29, 2020

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(As revised)
Assets

Current assets:
Cash	$595,732	$619,104
Accounts receivable	59,352	93,800
Inventory	2,371	–
Prepaid expenses and other current assets	1,581	13,286
Total current assets	659,036	726,190

Property and equipment, net	174,964	80,273

Operating lease, right-of-use assets	117,169	386,742

Total assets	$951,169	$1,193,205

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$123,768	$68,614
Accounts payable, related party	107,084	76,280
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	71,256	150,909
Contract liability	25,905	–
Notes payable, current portion	33,502	–
Short-term debt, net of unamortized discount	586,952	–
Total current liabilities	1,843,467	1,190,803

Long-term liabilities:

Operating lease, right-of-use obligation, long term portion	27,274	237,042
Notes payable, net of current portion	82,383	–
	109,657	237,042

Total liabilities	1,953,124	1,427,845

Commitments and contingencies (See Note M)

Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,420,000 and 2,560,000 shares issued and 2,320,000 shares and 2,460,000 shares outstanding	2,420	2,560
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 3,412,885 shares and 3,735,784 shares issued, 3,368,350 shares and 3,691,249 shares outstanding	3,412	3,735
Series C preferred stock, par $.001, 1,000 shares designated, 1,000 and 1,000 outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 30,224,653 shares and 29,564,014 shares issued, 6,090,205 and 5,429,566 shares outstanding	30,225	29,564
Additional paid-in capital	26,352,142	25,207,137
Accumulated (deficit)	(22,071,742)	(20,118,169)
Repurchased shares	(80,000)	–
Deposit for future common stock subscriptions	121,055	–
Treasury stock:
Common stock, at cost, 24,134,448 shares and 24,134,448 shares	(5,100,218)	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' (deficit)	(1,001,955)	(234,640)

Total liabilities and stockholders' (deficit)	$951,169	$1,193,205

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019
	(As revised)

Revenue	$1,077,030	$405,468
Cost of sales	791,854	219,092

Gross profit	285,176	186,376

Expenses:
Selling, general and administrative	2,299,895	2,754,447
Research and development	21,161	4,500
Depreciation and amortization	70,440	136,182
Operating expenses, net	2,391,496	2,895,129

Net operating loss	(2,106,320)	(2,708,753)

Other income (expense):
Interest income	42	404
Interest expense	(94,375)	(38)
Other income	178,158	–
Impairment of assets	–	(144,994)
Total other income (expense)	83,825	(144,628)

Net loss	$(2,022,495)	$(2,853,381)

Weighted average number of common shares outstanding - basic and fully diluted	5,649,517	5,129,767

Net loss per share - basic and fully diluted	$(0.36)	$(0.56)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) AS REVISED

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,106,868	$29,107	24,134,448	$(5,100,218)

Stock based payments for services	–	–	–	–	–	–	28,526	29	–	–

Issuance of common stock	–	–	–	–	–	–	193,800	194	–	–

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	–	–	120,000	120	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	114,820	114	–	–

Net loss for the year ended December 31, 2019	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Revision of beginning accumulated deficit due to prior period misstatements (See Note O)	–	–	–	–	–	–	–	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	27,324	27	–	–

Issuance of common stock for cash	–	–	–	–	–	–	104,916	105	–	–

Conversion of Series A preferred stock to common stock	(140,000)	(140)	–	–	–	–	140,000	140	–	–

Conversion of Series B preferred stock to common stock	–	–	(322,899)	(323)	–	–	322,899	323	–	–

Repurchase Agreement	–	–	–	–	–	–	–	–	–	–

Issuance of warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	65,500	66	–	–

Deposit received for future common stock subscriptions	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) AS REVISED (CONTINUED)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Deposit for Future Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Subscription	(Deficit)	(Deficit)
Balance, December 31, 2018	100,000	$(179,368)	44,535	$(79,882)	$23,131,864	$–	–	$(17,264,788)	$543,011

Stock based payments for services	–	–	–	–	142,601	–	–	–	142,630

Issuance of common stock	–	–	–	–	968,806	–	–	–	969,000

Issuance of common stock in exchange for deferred revenue obligations	–	–	–	–	389,880	–	–	–	390,000

Conversion of warrants to common stock	–	–	–	–	573,986	–	–	–	574,100

Net loss for the year ended December 31, 2019	–	–	–	–	–	–	–	(2,853,381)	(2,853,381)

Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	–	–	$(20,118,169)	$(234,640)

Revision of beginning accumulated deficit due to prior period misstatements (See Note O)	–	–	–	–	–	–	–	68,922	68,922

Issuance of common stock for services	–	–	–	–	136,593	–	–	–	136,620

Issuance of common stock for cash	–	–	–	–	511,770	–	–	–	511,875

Conversion of Series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	(80,000)

Issuance of warrants for services	–	–	–	–	89,155	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	80,053

Conversion of warrants to common stock	–	–	–	–	327,434	–	–	–	327,500

Deposit received for future common stock subscriptions	–	–	–	–	–	–	121,055	–	121,055

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	(2,022,495)	(2,022,495)

Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$121,055	$(22,071,742)	$(1,001,955)

See accompanying notes to financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
	(As revised)

Cash flows from operating activities
Net loss	$(2,022,495)	$(2,853,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Revision adjustments (see Note O)	66,217	–
Depreciation	70,440	136,182
Amortization of debt discount	42,005	–
Impairment of assets	–	144,994
Stock based compensation	225,775	142,630
Non-cash lease expense	123,111	142,256
Debt forgiveness	(178,158)	–
Decrease (increase) in assets:
Accounts receivable	34,448	(70,339)
Inventory	(2,371)	–
Prepaid expenses and other assets	338	(2,861)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	55,154	(159,844)
Accounts payable, related party	30,804	76,280
Other payable	–	(35,000)
Operating lease liability	(131,592)	(141,047)
Contract liability	25,905	–
Net cash used in operating activities	(1,660,419)	(2,620,130)

Cash flows from investing activities
Purchase of equipment	(13,039)	(25,001)
Net cash used in investing activities	(13,039)	(25,001)

Cash flows from financing activities
Repurchase agreement	(80,000)	–
Payments on notes payable	(33,502)	–
Deposit received for future common stock subscriptions	121,055	–
Proceeds from issuance of debt	803,158	–
Proceeds from exercise of warrants	327,500	574,100
Proceeds from issuance of common stock	511,875	969,000
Net cash provided by financing activities	1,650,086	1,543,100

Net decrease in cash	(23,372)	(1,102,031)
Cash - beginning	619,104	1,721,135
Cash - ending	$595,732	$619,104

Supplemental disclosures:
Interest paid	$29,411	$38
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$140	$–
Conversion of series B preferred stock to common stock	$323	$–
Cancellation and renegotiation of leases	$157,829	$–
Issuance of detachable warrants with Debt	$80,053	$–
Issuance of Stock Repurchase Note Payable	$200,000	$–
Issuance of common stock in exchange for deferred revenue obligations	$–	$390,000
Recognition of right-of use asset and lease liability upon adoption of ASU 2016-02	$–	$510,675
Recognition of right-of use asset and lease liability during the period	$–	$18,323

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include depreciation. Actual results could differ from those estimates.

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

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $22,071,742 at December 31, 2020, and reported cash used by operations of $1,660,419 for the year ended December 31, 2020, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2020	2019

Point in Time	$1, 044,730	$405,468
Over Time	32,300	–
	$1,077,030	$405,468

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2020	2019
Telecommunication equipment and computers	$1,267,497	$1,092,901
Less: accumulated depreciation	(1,092,533)	(1,012,628)
	$174,964	$80,273

Depreciation expense for the year ended December 31, 2020 and 2019 was $70,440 and $136,182, respectively.

NOTE E – DEBT

	2020	2019

Notes payable to a financial institution, interest rates of 4.7% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$115,885	$–

$625,000 of 7% unsecured notes payable due August 2021, net of unamortized discount of $38,048	586,952	–
	$702,837	$–

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one investor due August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $38,048 amortized in the year ended December 31, 2020 and reported in the statement of operations as interest expense.

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

Future minimum payments consist of the following:

2021	$658,502
2022	33,502
2023	29,534
2024	19,347
740,885
Less discount on debt	(38,048)
$702,837

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

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our consolidated financial statements.

See Note C in regards to commitments related to contracts with customers.

NOTE N – SUBSEQUENT EVENTS

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

NOTE O - Correction of Previously Issued Financial Statements

As part of its internal review, after the financial statements were issued, certain items were discovered, which pursuant to GAAP standards, required adjusting entries for proper financial presentation. The identified items related to 2020 and other items dating back to 2019. These items included: 1) Understatement of 2020 expenses, that were recorded in 2019, in the amount of $49,176; 2) Understatement of 2019 accounts receivable and revenue by $17,041 due to billing not timely identified; and 3) Unrecorded gross up of fixed assets and corresponding loans on the Consolidated Balance Sheet as of December 31, 2020, which also resulted in a misclassification of costs on the Consolidated Statement of Operations by overstating Selling, General and Administrative expense and understating Depreciation and Amortization and Other Expense (for associated interest expense). The results of these items that related to 2019 were deemed immaterial with respects to the consolidated financial statements of 2019, and, therefore, were updated in the consolidated financial statements of 2020.

Management has corrected the accompanying Consolidated Financial Statements and the changes made are summarized below:

	2020 Consolidated Statement of Operations Impact
	As Previously		Adjustment for	As
	Reported		Error Correction	Revised
Revenues	$1,077,030		$–	$1,077,030
Cost of sales	791,854		–	791,854
Selling, general and administrative	2,292,597	(3)/(1)	7,298	2,299,895
Depreciation and amortization	38,128	(3)	32,312	70,440
Research and development	21,161		–	21,161
Other income (expense)	92,201	(3)	(8,376)	83,825
Net loss	$(1,974,509)		$(31,234)	$(2,022,495)

	December 31, 2020 Consolidated Balance Sheet Impact
	As Previously		Adjustment for	As
	Reported		Error Correction	Revised
Assets
Accounts Receivable	$42,311	(2)	$17,041	$59,352
Other current assets	599,684		–	599,684
Other assets	117,169		–	117,169
Fixed Assets	55,184	(3)	119,780	174,964
Total Assets	$814,348		$136,821	$951,169

Liabilities
Current liabilities	$1,809,965	(3)	$33,502	$1,843,467
Note payables	–	(3)	82,383	82,383
Other liabilities	27,274		–	27,274
Total liabilities	1,837,239		115,885	1,953,124

Stockholders' deficit
Accumulated deficit	(22,092,678)	(1/2/3)	20,936	(22,071,742)
Total Stockholders' deficit	$(22,092,678)		$20,936	$(22,071,742)

	December 31, 2020 Consolidated Cash Flow Statement Impact
	As Previously		Adjustment for	As
	Reported		Error Correction	Revised
Cash flows from operating activities
Net loss	$(1,974,509)	(1/3)	$(47,986)	$(2,022,495)
Revision adjustment	–	(1/2/3)	66,217	66,217
Depreciation	38,128	(3)	32,312	70,440
Accounts receivable	51,489	(2)	(17,041)	34,448
Other operating balances	190,971		–	190,971
Total cash flows from operating activities	(1,693,921)		33,502	(1,660,419)

Cash flows from investing activities
Purchase of equipment	(13,039)		–	(13,039)
Total cash flows from investing activities	(13,039)		–	(13,039)

Cash flows from financing activites
Payments on notes payable	–	(3)	(33,502)	(33,502)
Other financing balances	1,683,588		–	1,683,588
Total cash flows from financing activities	1,683,588		(33,502)	1,650,086

Net decrease in cash	$(23,372)		$–	$(23,372)

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

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The board of directors has also discussed with Prager Metis, CPAs, (“PM”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from MB required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The board of directors has also discussed with MaloneBailey, LLP, (“MB”), our prior independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from ADKF required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011(1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014(1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014(1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014(1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014(1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015(1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016(1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020.(3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc.(1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101DEF *	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

__________________

* To be filed by amendment.

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: December 22, 2021	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,
William Gray	Principal Executive Officer, Principal Accounting Officer, and Chairman	December 22, 2021

