Form 10-K
period 2021-12-31
WYTEC INTERNATIONAL INC
filed 2022-04-06
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2021, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on April 6, 2022 was 6,959,366 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2021

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

Connectivity for All

Wytec owns patented small cell technology known as the “LPN-16.” Its neutral-host design is its key differentiation from other small cell technologies, with its ability to support multiple spectrum usage owned and utilized by multiple mobile operators simultaneously. We expect this multi-operator architecture to be overwhelmingly accepted by city governments due to the reduced need for utility poles as compared to a single-operator small cell. Carriers are also expected to avidly embrace Wytec’s solution due to a substantially reduced installation cost and speed of deployment.

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

Revenue Opportunities

In October 2019, Wytec, participated in a Request For Proposal (the “RFP”) issued by the Laredo ISD in Laredo, Texas involving in-building cellular enhancement for the ISD. Wytec won the RFP with the lowest bid and best technology and was awarded the Contract consisting of 42 buildings within the district. Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”) consisting of 150 other ISDs. Due to language within the Contract under Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet. The Laredo ISD winning bid was $0.39 per square feet. Assuming all CTPA members took advantage of the $0.39 per square foot winning bid, Wytec could realize revenues of approximately $195,599,363 over a three-year period. Wytec is now building out its second school district under the benefit of Section 791.001 of the Texas Code and is aligning itself to manage a more aggressive build-out over the coming three-year period. In addition to the current cellular enhancement service provided by Wytec to CTPA, the Company has received a strong interest from certain CTPA members to construct a private LTE solution (to include Wytec’s patented LPN-16) for multiple counties, potentially representing substantially greater revenue opportunities for Wytec in the future. Wytec currently utilizes Nokia for its Private LTE services but was able to brand its own LTE service under a channel partner agreement with Nokia called SmartDAS™.

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

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

The LPN-16, recognized by USPTO patent number 9,807,032, as expanded by USPTO patent number 10868775 B2, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. They may be configured to include 802.11ac and evolve to LTE and other technology and frequency bands as well as software defined radio attributes. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the Internet of Things (“IOT”), and a host of other related telecommunications services.

In-Building Cellular: We believe Wytec offers a powerful alternative to the in-building cellular enhancement market which consists of signal boosters, small cells and related indoor distributed antenna systems (“DAS”). DAS is designed to strengthen cellular signals in facilities where materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an “iDAS”) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take months to obtain and cost substantially more.

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

Wytec, with its preferred vendor relationships, plans to generate significant revenues deploying in-building, private LTE and MVNO services in 2022.

4G LTE: Wytec, through its relationship with Nokia, is able to provide wholesale MVNO services utilizing access to the largest 4G LTE carrier networks in the United States. Recently, both the cable and WISPs are seeking cellular wholesale arrangements to provide cellular services to their product portfolios.

Customer Concentration

During the year ended December 31, 2021, we received approximately 69% of our gross revenue from our cellular enhancement contract with the Laredo School District in Bexar County, Texas. Total revenue for the year ended December 31, 2021 was $393,759, and revenue from the Laredo contract during this period was $272,843. Purchase orders for other Alliance ISDs aggregate under this single contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with that contract because many different ISDs are available to purchase our products and services through the contract without competitive bidding and other lengthy procedures. Accordingly, our customer base is already diversifying with the recent signing of the Round Rock ISD. Our terms for cellular enhancement services, as reflected in the Laredo contract, are already pre-approved by the Central Texas Purchasing Alliance (“CTPA”) comprised of approximately 150 school districts in central Texas. We have, however, only done a few projects for private commercial enterprises (although we’ve done some notable buildings, such as the Johnson Space Center in Houston, Texas), and have not extensively pursued business in that sector of the market. The loss of our relationship with the CTPA would have a material adverse impact on our future results of operations, financial condition and business performance.

SwRI engaged us to serve as the general sub-contractor for the project launched by Bexar County, Texas, to build a network linking the County and several school districts in the County with enhanced internet and cellular service utilizing small cell technology. We had a pre-existing relationship with SwRI for several years regarding SwRI conducting trials and certifying our LPN-16 small cell innovation, which is ongoing with trials planned for 2022. Separately, Bexar County hired SwRI to advise it with respect to the Private LTE project, and SwRI hired us to implement it. We obtained the Laredo School District as a customer for our cellular enhancement service prior to the Bexar County project, and our service for the Laredo schools is ongoing. We expect to continue to obtain cellular enhancement orders from school districts in the area and beyond because of our work with the Laredo schools, our reasonable budgets for this infrastructure, our status as a preferred vendor to the Alliance, and our expanding relationship with the County. We expect our customer base to gradually diversify among the various schools that seek cellular enhancement services for public safety and convenience, and among other entities, including commercial enterprises that may also order Private LTEs. We expect to generate a substantial majority of our future business internally and separate from SwRI.

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

Agreement with Southwest Research Institute

In September 2020, Wytec International, Inc. entered into a fixed price contract with SwRI for the design, configuration and construction of a Private LTE for the County of Bexar in the State of Texas. The agreement specifies a fixed price for the initial phase of the Bexar County LTE, as provided in the Statement of Work, of $565,247. It includes the incorporation of small cells supplied by Nokia Corporation to confer 5G capability to the network. We expect two (2) more phases to complete the project, for which the budget for each phase will be larger than the first phase. A portion of the first phase work was performed by us prior to the signing of the contract in September and carried forward as a credit to us. In that regard, payments are made by SwRI to us as specified milestones are achieved on the project. We invoice SwRI for payments due when milestones are accomplished, and SwRI is obligated to pay them within 15 days. Our invoices include milestone compliance information and certifications for SwRI’s reference and benefit. The first phase of work was completed on or about December 1, 2020, and the final payment was received by us in December 2020.

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

Employees

As of December 31, 2021, we have eight full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we can earn additional revenue through organic growth, acquisitions and strategic alliances during 2022, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Our Link Program was terminated, and we have liability with respect to the remaining outstanding Links. Through January 2016, Wytec had been relying primarily on the sale of registered links and related equipment and services (“Links”) through Wylink, Inc., our former wholly owned subsidiary which we dissolved in 2020, for revenue and working capital. Wylink terminated the offer and sale of Links in January 2016, except for two sales in July 2016. From June 2016 to December 2017, Wytec had been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e., one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2018). Subsequently, in 2018 and 2019, Wytec has been making exchange offers for Links by offering shares of common stock and warrants for them. As of December 31, 2021, we had repurchased all but 39 outstanding Links that currently remain with third party owners. Those outstanding Links include 22 that are activated and 17 that are not yet and may not be activated. We are generally retaining activated (“live”) Links that are repurchased by us and letting pending Links lapse for the present. Once Links were sold, Wytec incurred substantial costs to provide equipment and make related lease payments on activated Links. The Company has recently shifted its focus to in-building cellular and private LTE services, respectively, and to LPN-16. Consequently, the Company has discontinued the Link program. In fact, it plans to continue to try to repurchase them to give Linkholders a better opportunity to monetize their purchase of them and to strengthen the Company’s balance sheet by having holders exchange them for equity. We have recorded a current liability for “other payables” on our balance sheet for the remaining outstanding Links. There is no assurance that the Company will be able to retire the rest of the outstanding Links, or that it will not have claims asserted by Linkholders against it for forced activations and lease renewals or refunds.

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

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. One customer (i.e., Laredo ISD) generated approximately 69% of our revenue in the year ended December 31, 2021. Purchase orders aggregate under the Laredo ISD contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with the Laredo ISD contract because many different ISDs are able to purchase our products and services through that contract without competitive bidding or other lengthy procedures. In that regard, we have preferred vendor status with the Central Texas Purchasing Alliance (“CTPA”) of which Laredo is a member, along with approximately 150 other school districts in Texas. Nevertheless, this high concentration of revenue from a single customer creates a risk that our revenue may decrease substantially if we were to lose this customer. We cannot assure you that our current main customer will continue to purchase our products and services in the future.

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

Our ability to protect our intellectual property is uncertain. We assigned our five Patents to our former subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the Patents on behalf of us and itself through Wytec, LLC. All five previous patents prior to 2017 have expired. We re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. We have applied for additional patents and may do so in the future. On October 31, 2017, we received our first patent on the LPN-16 (patent number 9,807,032). In December of 2020, Wytec was granted a second patent (patent number 10868775 B2), for our additional claims to our original 2017 patent. There is no assurance that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to enter the market more readily for this type of equipment.

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

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We sold $625,000 of promissory notes and warrants to one accredited investor who is a director of the Company pursuant to an offering of promissory notes and warrants which we conducted in 2020. We also borrowed another $250,000 from an affiliate of that director of Wytec in 2021.

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

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 2,380,000 of which are issued and 2,280,000 of which are outstanding as of December 31, 2021, 6,650,000 of which have been designated as Series B Preferred Stock, 2,856,335 of which are issued and 2,811,800 of which are outstanding as of December 31, 2021, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2021.

As of December 31, 2021, there were 844 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2021, there were 6,954,366 shares of our common stock issued and outstanding.

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

Warrants

As of December 31, 2021, we have outstanding 2,329,503 warrants to purchase our common stock at an exercise price of $1.00 per share with expiration dates through December 31, 2023, 329,503 of which can be exercisable on a cashless basis; and 314,433 warrants to purchase our common stock with expiration dates through December 31, 2022, 92,500 of which are exercisable at an exercise price of $2.50 per share, and 221,933 of which are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with minimal revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 1,000 feet in circumference. The hardware consists of a chassis or framework approximately three (3) feet in height and a radius of approximately 32 inches. It is designed to be installed on a utility pole to provide dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them within densely populated areas as compared to a traditional macro site cellular tower covering a much larger area of approximately two (2) miles. The growth of small cells is a response to delivering substantially greater speeds to smartphones and other smart devices in preparation of the next generation of cellular technology now referred to as 5G.

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

Our contracts for the sale of Cel-Fi systems generally include the performance obligation to sale and install (including testing, commissioning and integration services) equipment. The performance obligation is deemed satisfied once the equipment has been installed, placed in service and customer signs off on their acceptance, at a point in time.

Network service revenues are recognized each month as services are rendered.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2021, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Significant estimate and judgement is made when (i) recording revenue due to timing, (2) in determining what warrant rates to charge customers; (3) correctly identifying what is cost of sales versus general and administrative costs, and (4) what rates to charge customers to adequately cover the cost of sales. Gross margins are critical to the Company as it is in the start up stage and high margins are critical to scalability.

Warrants: Significant estimation and judgement is used when determining the inputs to the Black Scholes calculation that is used to calculate the expense for the warrants issued. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and prior transaction method approaches. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issuance.

Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues for the year ended December 31, 2021 were $394,148 compared to revenues of $1,077,030 for the year ended December 31, 2020, which resulted in a decrease of $682,882, or 63%. Our revenues decreased in 2021 compared to 2020 due to a decrease in revenue from our Cel-Fi Services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $340,351 in 2021 and $482,273 in 2020, which resulted in a decrease of $141,922. Our revenues also decreased from network and other services including fixed wireless services which totaled $53,797 in 2021 and $594,756 in 2020, representing a decrease of $540,959. The revenue decrease in network services was predominately due to our contracts with the Texas School Districts and Southwest Research Institute.

Cost of sales for the year ended December 31, 2021 was $369,388, a decrease of $422,466 or 53%, from $791,845 for the year ended December 31, 2020. Our cost of sales decreased primarily due to decreased costs related predominately to the decrease in revenues related to our contracts with the Texas School Districts and Southwest Research Institute.

Selling and general and administrative expenses were $3,634,402 for the year ended December 31, 2021 compared to $2,299,895 for the year ended December 31, 2020, which resulted in an increase of $1,334,507 or 58%. The increase in our selling and general and administrative expenses was largely a result of an increase in our warrant expenses due to issuance of warrants to purchase our common stock for consulting services rendered. Salaries and wages expense decreased by $218,995 or 19.3% from $1,134,034 for the year ended December 31, 2020 to $915,019 for the year ended December 31, 2021. The decrease in salaries and wages is due to a decrease in larger salaried employees.

Research and development costs were $40,953 for the year ended December 31, 2021 compared to $21,161 of research and development costs for the year ended December 31, 2020, which resulted in an increase of $19,792, or 94%. The increase in research and development costs is due to an increase in expenses incurred in the development of our LPN-16.

Depreciation expense was $60,000 for the year ended December 31, 2021 compared to $70,440 for the year ended December 31, 2020, resulting in a decrease of $10,440 or 15%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2021, we had a working capital deficit of $1,808,769. As of December 31, 2021, $895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links. The Company intends to relieve the liability through a combination of common and preferred stock and cash.

We estimate that we could approximately need $3,800,000 of capital or financing over the next twelve months to fund our planned operations, including completing the final San Antonio trials of the LPN-16, obtaining a “certification” from Southwest Research Institute for its commercial and military applications, and supporting a valuation of the LPN-16, which we plan to satisfy as described below under “Satisfaction of our Cash Obligations for the Next Twelve Months.” These needs include paying down existing $625,000 of debt that is expected to come due in the next twelve months as well as to pay out the $895,000 included in other payables for monies due back to the Registered Link holders. Until the $895,000 is converted to common stock, the amounts are due on demand and, therefore, while unlikely to be demanded, the monies are included as an outflow over the next twelve months. Additionally, Wytec will look to extend the long-term debt of $625,000 that comes due in February of 2022, however, until negotiated, it is included as a cash need for the next twelve months. Approximately $2,280,000 of the cash needs relate to operational needs that cannot be extended.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2021 were $1,741,331compared to $1,660,419 during the year ended December 31, 2020.

Cash Flow from Investing Activities

Our investing activities consist principally of equipment.

Cash flows used by investing activities during the year ended December 31, 2021 were $953 compared to the cash flows used by investing activities of $13,039 during the year ended December 31, 2020.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2021 were $1,416,626 compared to $1,650,086 during the year ended December 31, 2020. During the year ended December 31, 2021, we issued $1,029,280 in common stock and during December 31, 2020, we issued $839,375 in common stock. During the year ended December 31, 2020, we also obtained financing for $625,000 and received $121,055 for common stock issued in 2020 while during the year ended December 31, 2021, we obtained financing for $260,000.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2021, our cash balance was $270,074. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Repurchase of Registered Links

During 2019, the Company refunded the purchase price of one Registered Link for a total cash payment of $35,000, for the return of the Registered Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Registered Links before the Registered Links were installed and absent the acceptance of repurchase under a Registered Link buy-back offering of Series B Preferred Stock and warrants. This action resulted in a corresponding reduction of unearned revenue. During 2020 and 2021, no Registered Link refunds were given.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $25,716,546 at December 31, 2021, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2021 and which are not yet effective. No new accounting standards are expected to impact the Company in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wytec International, Inc. (the Company) as of December 31, 2021, and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, as of December 31, 2021, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPA’s LLP

We have served as the Company’s auditor since 2020.

El Segundo, California

April 6, 2022

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets

Current assets:
Cash	$270,074	$595,732
Accounts receivable	8,812	59,352
Inventory	33,494	2,371
Prepaid expenses and other current assets	–	1,581
Total current assets	312,380	659,036

Property and equipment, net	115,917	174,964

Operating lease, right-of-use assets	24,061	117,169

Total assets	$452,358	$951,169

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$252,956	$123,768
Accounts payable, related party	186,424	107,084
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	11,781	71,256
Contract liability	6,486	25,905
Notes payable, current portion	33,502	33,502
Promissory notes, shareholders, current portion	110,000	–
Short-term debt, net of unamortized discount	625,000	586,952
Total current liabilities	2,121,149	1,843,467

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	12,375	27,274
Notes payable, net of current portion	49,656	82,383
Promissory notes, shareholders, net of current	150,000	–
	212,031	109,657

Total liabilities	2,333,180	1,953,124

Commitments and contingencies (See Note M)	–	–

Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par $.001, 4,100,000 shares designated, 2,380,000 and 2,520,000 shares issued and 2,280,000 shares and 2,420,000 shares outstanding	2,380	2,420
Series B convertible preferred stock, par $.001, 6,650,000 shares designated, 2,856,335 shares and 3,412,885 shares issued, 2,811,800 shares and 3,368,350 shares outstanding	2,856	3,412
Series C preferred stock, par $.001, 1,000 shares designated, 1,000 shares and 1,000 shares issued and 1,000 shares 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 6,954,366 shares and 30,224,653 shares issued, 6,954,366 and 6,090,205 shares outstanding	6,954	30,225
Additional paid-in capital	24,278,353	26,352,142
Accumulated (deficit)	(25,716,546)	(22,071,742)
Repurchased shares	(80,000)	(80,000)
Deposit for future common stock subscriptions	–	121,055
Subscription’s receivable	(140,970)	–
Subscriptions payable	25,400	–
Treasury stock:
Common stock, at cost, 0 shares and 24,134,448 shares	–	(5,100,218)
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' (deficit)	(1,880,822)	(1,001,955)

Total liabilities and stockholders' (deficit)	$452,358	$951,169

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2021	2020

Revenue	$394,148	$1,077,030
Cost of sales	369,388	791,854

Gross profit	24,760	285,176

Expenses:
Selling, general and administrative	3,634,402	2,299,895
Research and development	40,953	21,161
Depreciation and amortization	60,000	70,440
Operating expenses, net	3,735,355	2,391,496

Net operating loss	(3,710,595)	(2,106,320)

Other income (expense):
Interest income	69	42
Interest expense	(94,351)	(94,375)
Paycheck Protection Program loan forgiveness	160,073	178,158
Total other income (expense)	65,791	83,825

Net loss	$(3,644,804)	$(2,022,495)

Weighted average number of common shares outstanding - basic and fully diluted	6,729,640	5,649,517

Net loss per share - basic and fully diluted	$(0.54)	$(0.36)

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	2,560,000	$2,560	3,735,784	$3,735	1,000	$1	29,564,014	$29,564	24,134,448	$(5,100,218)

Revision of beginning accumulated deficit due to prior period misstatements	–	–	–	–	–	–	–	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	27,324	27	–	–

Issuance of common stock for cash	–	–	–	–	–	–	104,916	105	–	–

Conversion of Series A preferred stock to common stock	(140,000)	(140)	–	–	–	–	140,000	140	–	–

Conversion of Series B preferred stock to common stock	–	–	(322,899)	(323)	–	–	322,899	323	–	–

Repurchase Agreement	–	–	–	–	–	–	–	–	–	–

Issuance of warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of detachable warrants with Debt	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	65,500	66	–	–

Deposit received for future common stock subscriptions	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(556,550)	(556)	–	–	556,550	556	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	71,050	71	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock and warrants for cash	–	–	–	–	–	–	171,750	171	–	–

Issuance of common stock for services	–	–	–	–	–	–	600	1	–	–

Issuance of warrants for service	–	–	–	–	–	–	–	–	–	–

Issuance of warrants	–	–	–	–	–	–	–	–	–	–

Conversion of Series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Cancellation of Treasury Stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218

Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Subscriptions	Deposit for Future Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	(Deficit)	(Deficit)
Balance, December 31, 2019	100,000	$(179,368)	44,535	$(79,882)	$25,207,137	–	$–	$–	$–	$(20,118,169)	$(234,640)

Revision of beginning accumulated deficit due to prior period misstatements	–	–	–	–	–	–	–	–	–	68,922	68,922

Issuance of common stock for services	–	–	–	–	136,593	–	–	–	–	–	136,620

Issuance of common stock for cash	–	–	–	–	511,770	–	–	–	–	–	511,875

Conversion of Series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–

Repurchase agreement	–	–	–	–	–	(80,000)	–	–	–	–	(80,000)

Issuance of warrants for services	–	–	–	–	89,155	–	–	–	–	–	89,155

Issuance of detachable warrants with Debt	–	–	–	–	80,053	–	–	–	–	–	80,053

Conversion of warrants to common stock	–	–	–	–	327,434	–	–	–	–	–	327,500

Deposit received for future common stock subscriptions	–	–	–	–	–	–	–	–	121,055	–	121,055

Net loss for the year ended December 31, 2020	–	–	–	–	–	–	–	–	–	(2,022,495)	(2,022,495)

Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	–	$–	$121,055	$(22,071,742)	$(1,001,955)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	355,179	–	–	–	–	–	355,250

Issuance of common stock for cash already received	–	–	–	–	121,031	–	–	–	(121,055)	–	–

Issuance of common stock and warrants for cash	–	–	–	–	1,668,158	–	–	(140,790)	–	–	1,547,359

Issuance of common stock for services	–	–	–	–	3,047	–	25,400	–	–	–	28,448

Issuance of warrants for service	–	–	–	–	829,081	–	–	–	–	–	829,081

Issuance of warrants	–	–	–	–	5,799	–			–	–	5,799

Conversion of Series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–

Cancellation of Treasury Stock	–	–	–	–	(5,076,084)	–	–	–	–	–	–

Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	–	–	(3,644,804)	(3,644,804)

Balance, December 31, 2021	100,000	$(179,368)	44,535	(79,882)	24,278,353	(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)

See accompanying notes to consolidated financial statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(3,644,804)	$(2,022,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Revision adjustments	–	66,217
Depreciation	60,000	70,440
Amortization of debt discount	38,048	42,005
Stock based compensation	1,692,907	225,775
Non-cash lease expense	91,761	123,111
Paycheck Protection Program loan forgiveness	(160,073)	(178,158)
Issuance of common shares for accrued interest	43,750	–
Decrease (increase) in assets:
Accounts receivable	50,540	34,448
Inventory	(31,123)	(2,371)
Prepaid expenses and other assets	1,581	338
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	129,188	55,154
Accounts payable, related party	79,340	30,804
Operating lease liability	(73,027)	(131,592)
Contract liability	(19,419)	25,905
Net cash used in operating activities	(1,741,331)	(1,660,419)

Cash flows from investing activities
Purchase of equipment	(953)	(13,039)
Net cash used in investing activities	(953)	(13,039)

Cash flows from financing activities
Proceeds from issuance of non-convertible notes	–	625,000
Repurchase agreement	–	(80,000)
Proceeds from Paycheck Protection Program loan	160,073	178,158
Proceeds from promissory notes, shareholders	260,000
Payments on notes payable	(32,727)	(33,502)
Deposit received for future common stock subscriptions	–	121,055
Proceeds from exercise of warrants	355,250	327,500
Proceeds from issuance of common stock	674,030	511,875
Net cash provided by financing activities	1,416,626	1,650,086

Net decrease in cash	(325,658)	(23,372)
Cash - beginning	595,732	619,104
Cash - ending	$270,074	$595,732

Supplemental disclosures:
Interest paid	$8,376	$29,411
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series A preferred stock to common stock	$40	$140
Conversion of series B preferred stock to common stock	$556	$323
Cancellation and renegotiation of leases	$1,347	$157,829
Issuance of detachable warrants with Debt	$–	$80,053
Issuance of Stock Repurchase Note Payable	$–	$200,000
Issuance of common stock in exchange for interest payable	$43,750	$–

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2021 and December 31, 2020.

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

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of certain fixed assets and construction in process, this resulted in impairment losses of $0 as of December 31, 2021 and 2020. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows.

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

Stock Based Compensation: Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.

The fair value of the Company’s equity is approved by the Company’s Board of Directors as of the date stock-based awards are granted. In estimating the fair value of our stock, the Company uses a third-party valuation specialist and considers methodologies and factors it believes are material to the valuation process, including the prior transaction method and the discounted cash flow method of equity valuation. The Company believes the combination of these methodologies and factors provides an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the expense for warrants issued for services (see Note H for further details on estimates used to calculate warrant expense).  Actual results could differ from those estimates.

Recent Accounting Pronouncements:

Effective January 1, 2021, the Company adopted ASU 2019-12 on a prospective basis. The new standard was issued in December 2019 with the intent of simplifying the accounting for income taxes. The accounting update removes certain exceptions to the general principles in ASC 740 Income Taxes and provides simplification by clarifying and amending existing guidance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 on January 1, 2021 and its adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

NOTE B – GOING CONCERN

The consolidated financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $25,716,546 at December 31, 2021, and reported cash used by operations of $1,741,331 and working capital deficit of $1,808,769 for the year ended December 31, 2021, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

Since inception, operations have primarily been funded through private equity financing. Management expects to continue to seek additional funding through private or public equity sources and will seek debt financing. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate substantial doubt that the Company will be able to continue as a going concern for a period of one year from the filing of these consolidated financial statements. Management plans to raise additional funding through a capital raise associated with a public offering and/or additional private capital raises.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

NOTE C – REVENUE AND ACCOUNTS RECEIVABLE

The Company recognizes revenue in accordance with its accounting policy. The Company invoices customers and recognizes accounts receivable in an amount equivalent to which it has an unconditional right and expects to receive aligned with the agreement with the customer. The Company has contracted payment terms with its customer of net 30 days. The Company recognized revenue from performance obligations satisfied as of a point in time and over time as disaggregated in the table below.

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2021	2020

Point in Time	$359,960	$1,044,730
Over Time	34,188	32,300
	$394,148	$1,077,030

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $340,351 in 2021 and $482,273 in 2020. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sale and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $287,602 in 2021 and $413,890 in 2020. The amount of revenue earned related to installation and other services was $52,749 in 2021 and $68,383 in 2020. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $53,409 in 2021 and $594,756 in 2020. Network service revenues are recognized each month as services are rendered.

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

Contract Assets and Liabilities

	December 31,	December 31,
	2021	2020

Contract Liability	$(6,486)	$(25,905)
	$(6,486)	$(25,905)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of December 31, 2021 and December 31, 2020 that the Company expects to recognize over the next year is $6,486 and $25,905, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2021	2020
Telecommunication equipment and computers	$299,095	$297,177
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(216,308)	(155,343)

	$115,917	$174,964

Depreciation expense for the year ended December 31, 2021 and 2020 was $60,000 and $70,440, respectively.

NOTE E – DEBT

	2021	2020

Various promissory notes payable due to a shareholder, all carry simple interest of 7% per annum, due at various times between August 2022 and March 2023	$250,000	$–

Notes payable to a financial institution,with interest rates of 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	83,158	115,885

$10,000 promissory note payable due to president, carries simple interest of 5% per annum, due October 2022	10,000	–

$625,000 of 7% unsecured notes payable due February 2022, net of unamortized discount of $-0- and $38,048, respectively	625,000	586,952
	$968,158	$702,837

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $38,048 and $42,005 amortized in the year ended December 31, 2021 and 2020, respectively, and reported in the statement of operations as interest expense. In September 2021, the note was extended to a new maturity date of February 13, 2022.

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

In March 2021, we received a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security At (the “CARES Act”) in the amount of $160,073. The loan contains a feature to which the Small Business Administration (“SBA”) will forgive the balance of the loan under statutory authority and conditions set forth in the CARES Act. This loan was fully forgiven in September 2021.

On June 18, 2021, a shareholder advanced funds in the amount of $100,000 to the Company. On August 10, 2021, the shareholder and the Company formalized a promissory note due to the shareholder. The note bears simple interest at a rate of 7% per annum with a due date of February 10, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

In August and September 2021, a shareholder loaned a total of $150,000, to the Company under two separate promissory notes in the amounts of $100,000 and $50,000 respectively. The notes bear simple interest rate at a rate of 7% per annum with due dates of February 10, 2023 and March 30, 2023, respectively. Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum with a maturity date of October 21, 2022.

Future minimum payments consist of the following:

December 31,
2022	$768,502
2023	177,752
2025	21,904
$968,158

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020 in exchange for 40,000 shares of common stock.  The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000 during the period, however, the shareholder has not returned the shares so they may be canceled. As the shares had not been returned, the Company is not obligated, per the agreement, to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the year ended December 31, 2021 and 2020, operating lease expense totaled $108,884 and $85,025, respectively.

The weighted average remaining lease term is 1.95 years and weighted average discount rate is 5.5% as of December 31, 2021.

Future minimum lease payments as of December 31, 2021 are as follows:

2022	$12,815
2023	11,656
2024	1,150
Total minimum lease payments	25,621
Less: imputed interest	(1,465)

Present value of minimum lease payments	$24,156
Less: current portion of lease obligation	11,781
Long-term lease obligation	$12,375

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2021 to purchase 2,643,936 shares of common stock exercisable until various dates through December 31, 2023. The warrants are exercisable at the following amounts and rates: 2,329,503 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, , and 221,933 of which are exercisable at an exercise price of the greater of $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.08. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates of December 31, 2022, volatility estimates between 35% to 60% and risk-free rates 0.05% to 0.1% in the period.

On January 7, 2021 we issued 56,592 common stock purchase warrants to three consultants. The warrants are exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2021 with a fair market value on the issuance date of $54,502 recorded as an expense in the period.

During January 2021, we issued 24,211 common stock purchase warrants to three investors as part of our offering of units from June 2020 to June 2021, each unit consisting of one share of our common stock and one common stock purchase warrant (the “2020 Unit Offering”). The total value of these warrants was $23,333 recorded in Additional-Paid-In-Capital.

During February 2021, we issued 9,375 common stock purchase warrants to two investors as part of our 2020 Unit Offering. The total value of these warrants was $7,443 recorded in Additional-Paid-In-Capital.

During February 2021, a total of 15,000 warrants were exercised by and a total of 15,000 shares of common stock were issued to two investors at a price of $5.00 and a total of 3,750 common stock purchase warrants were issued to these two investors pursuant to the Warrant Offering (as below defined). The total value of these new warrants issued was $6,168 recorded as an expense in the period.

During March 2021, a total of 200 warrants were exercised by and a total of 200 shares of common stock were issued to one investor at a price of $5.00 and a total of 50 common stock purchase warrants were issued to this investor pursuant to the Warrant Offering (as below defined). The total value of these new warrants issued was $80 recorded as an expense in the period.

In April 2021, a total of 9,006 common stock purchase warrants were exercised by three investors for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $45,030 and a total of 2,252 common stock purchase warrants were issued to these three investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in which existing warrant holders receive one cashless warrant exercisable until December 31, 2022 at an exercise price of $5.00 per share for every four currently outstanding warrants exercised by a warrant holder on or before July 31, 2021 (the “Warrant Offering”). The total value of the new warrants issued was $3,512 recorded as an expense in the period.

In May 2021, a total of 20,000 common stock purchase warrants were issued to three investors for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 and a total of 5,000 common stock purchase warrants were issued to these three investors pursuant to the Warrant Offering. The total value of the new warrants issued was $7,595 recorded as an expense in the period.

In July 2021, we issued 20,000 common stock purchase warrants to four investors as part of our offering of units which commenced in July 2021, each unit consisting of one share of our common stock and one common stock purchase warrant (the “Unit Offering”). The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $28,184 recorded in Additional-Paid-In-Capital.

In August 2021, we issued 9,375 common stock purchase warrants to two investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $8,002 recorded in Additional-Paid-In-Capital.

In September 2021, we issued 16,000 common stock purchase warrants to three investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $16,612 recorded in Additional-Paid-In-Capital.

In October 2021, we issued 40,000 common stock purchase warrants to six investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $37,721 recorded in Additional-Paid-In-Capital.

In October 2021, we issued 329,503 common stock purchase warrant as part of a consulting agreement. The exercise price of the warrants is $1.00. These warrants are exercisable on a cash of cashless basis until December 31, 2023. The total value of these warrants was $1,352,211 recorded as an expense in the period.

In November 2021, we issued a total of 32,000 common stock purchase warrants to five investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $27,643 recorded in Additional-Paid-In-Capital.

In December 2021, we issued a total of 45,000 common stock purchase warrants to eight investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2022. The total value of these warrants was $28,521 recorded in Additional-Paid-In-Capital.

In December 2021, we lowered the exercise price from $5.00 per share to $2.50 per share and extended the exercise period from December 31, 2021 to December 31, 2022 of 92,500 common stock purchase warrants by amending and restating a warrant issued to one individual who had earned the warrants through services provided. These warrants are exercisable on a cash or cashless basis. The total value of these warrants was $240,772 recorded as an expense in the period.

On February 25, 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $38,048 amortized in the year ended December 31, 2021, and $42,005 in the year ended December 31, 2020.

On March 3, 2020, we issued 92,500 warrants for services rendered with a fair market value on the issuance date of $89,155 recorded as an expense in the period.

During the first quarter of 2020, we issued a total of 20,000 common stock purchase warrants to two investors as part of our offering of units from June 2019 to April 2020, each unit consisting of one share of our common stock and one common stock purchase warrant (“2019 Unit Offering”). Fair market value based on the Black-Scholes Model on the date of issuance was $21,098 and was recorded in additional-paid-in-capital along with the common stock issued.

During the first quarter of 2020, we issued a total of 10,000 common stock purchase warrants to one investor who purchased units at the end of 2019, but did not receive the common stock purchase warrants until February 2020. Fair market value based on the Black-Scholes Model on the date of issuance was $10,116 and was recorded in additional-paid-in-capital along with the common stock issued.

There were no warrants issued in the second quarter of 2020.

During the third quarter of 2020, we issued a total of 41,375 common stock purchase warrants to six investors as part of our 2020 Unit Offering. Fair market value based on the Black-Scholes Model $38,630 on the date of issuance and was recorded in additional-paid-in-capital along with the common stock issued. A total of 500 of these common stock purchase warrants were exercised during the third quarter.

During the fourth quarter of 2020, we issued a total of 47,000 common stock purchase warrants to seven investors as part of our 2020 Unit Offering. Fair market value based on the Black-Scholes Model on the date of issuance was $39,055 and was recorded in additional-paid-in-capital along with the common stock issued.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2019	2,383,256

Warrants granted	287,375
Warrants exercised	(65,500)
Warrants expired	(216,456)

Balance, December 31, 2020	2,388,675

Warrants granted	675,608
Warrants exercised	(71,050)
Warrants expired	(349,297)

Balance, December 31, 2021	2,643,936

Exercisable, December 31, 2021	2,643,936

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

In February 2021, the Company issued a total of 9,375 shares of common stock to two investors for cash and conversion of accrued interest at $5.00 per share as part of the Company’s 2020 Unit Offering.

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

In August 2021, the Company issued a total of 9,375 shares of common stock to two investors for cash and conversion of accrued interest at $5.00 per share as part of the Company’s Unit Offering.

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

In October 2021, we issued a total of 40,000 shares of common stock to six investors for cash at $5.00 per share as part of the Company’s Unit Offering.

In November 2021, a total of 4,100 common stock purchase warrants were exercised by two investors for a total of 4,100 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $20,500.

In November 2021, we issued a total of 32,000 shares of common stock to two investors for cash at $5.00 per share as part of the Company’s Unit Offering.

In November 2021, the Company issued a total of 200 shares of common stock in consideration for the services performed by one individual.

In December 2021, a total of 22,744 common stock purchase warrants were exercised by four investors for a total of 22,744 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $113,720.

In December 2021, we issued a total of 45,000 shares of common stock to eight investors for cash at $5.00 per share as part of the Company’s Unit Offering.

During the year ended December 31, 2021, an exchange agreement was signed between William H Gray and the Company pursuant to which 1,000 Series C Shares held by William H Gray were to be exchanged for 3,000,000 common shares, which had been disclosed on Form 8-K filed January 3, 2022. However, it was later determined that the exchange of shares should be treated as an extinguishment for the redemption of the Series C shares which is in accordance with the Series C Certificate of Designation, and then the issuance of the 3,000,000 common shares as compensation. As a result, a mutual understanding by the grantor and grantee had not occured, and therefore it was determined that a substantive grant date was not established. Therefore, upon further review of the exchange agreement and the Series C Certificate of Designation, all parties agreed to rescind the exchange agreement. Therefore, the financial statements do not reflect the issuance of the common shares and the 1,000 Series C shares are still outstanding,

During the year ended December 31, 2021, there were 171,750 shares of common stock issued for cash proceeds and conversion of accrued interest of $858,750 at the price of $5.00 per share; 24,211 shares of common stock issued for cash proceeds of $121,055 received in 2020; 596,550 shares of common stock issued in exchange for 40,000 Series A and 556,550 Series B preferred shares; 71,050 shares of common stock issued from the exercise of warrants and cash proceeds of $355,250; and 600 shares of common stock issued for stock based compensation of $3,048.

During the year ended December 31, 2020, there were 104,916 shares of common stock issued for cash proceeds of $511,875 at the price of $5.00 per share; 462,889 shares of common stock issued in exchange for 140,000 Series A and 322,899 Series B preferred shares; 65,500 shares of common stock issued from the exercise of warrants; and 27,234 shares of common stock issued for stock based compensation of $136,620.

NOTE J – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2021	2019
Deferred tax assets:
Net operating loss carry forwards	$4,550,380	$4,305,806
Less: Valuation allowance	(4,550,380)	(4,305,806)

Net deferred tax assets	$–	$–

The Company has net operating loss carryforwards for tax purposes of approximately $20.7 million for the year 2021 that begin to expire in the year 2032. Management has reviewed its net deferred asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2021 and December 31, 2020 is warranted. As of December 31, 2021, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2018 through 2021 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2021 or December 31, 2020.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2021 and 2020.

The U.S. Statutory Tax Rate is 21%. See below table for the effective tax rate reconciliation:

	December 31,	December 31,
	2021	2020
Pre-tax GAAP loss at U.S. statutory rate	$(757,587)	$(414,647)
Change in valuation allowance	757,857	414,647

Income tax expense	$–	$–

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $186,424 as of December 31, 2021, and $107,084 as of December 31, 2020. The Company incurred expense of $99,340 and $128,340 with Richardson & Associates as of the year ended December 31, 2021 and 2020, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, Eagle Rock Investments, LLC (“ERI”), a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company, loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company. The loans bear interest at a rate of 7% and mature $100,000 on August 25, 2022 and $100,000 on February 10, 2023 and $50,000 on March 30 2023. Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. In 2021, ERI exercised 30,000 common stock purchase warrants at an exercise price of $5.00 per share for 30,000 shares of the Company’s common stock.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note is credited to ERI and converted into units, each unit consisting of one share of common stock and one common stock purchase warrant, at the conversion rate of $5.00 per unit every six months pursuant to the Company’s then current private placement of units or a total of 13,125 units through December 31, 2021. As of December 31, 2021, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

NOTE L – CONCENTRATIONS

The Company derived $272,843, 69%, and $995,894, 92%, of revenue in the years ended December 31, 2021 and 2020, respectively, from two customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our consolidated financial statements.

The other payable of $895,000 consists of amounts billed and collected before services were completed. Such amounts were recorded in deferred revenue until the revenue recognition requirements were to be met. During 2019, $390,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 refunded to one link holder. During 2018, $400,000 of deferred revenue obligations were relieved in exchange for the issuance of common stock and $35,000 was refunded to the customer. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links.

See Note C in regards to commitments related to contracts with customers.

NOTE N – SUBSEQUENT EVENTS

The Company evaluated events and circumstances after the balance through April 6, 2022, the date these financial statements were available to be issued, and noted the subsequent events as noted below.

In January 2022, William Gray resigned as the interim chief financial officer of the Company, Karen Stegall was appointed as the interim chief financial officer of the Company, Chris Dantin was appointed as a director of the Company, and Robert Cook was appointed as a director of the Company as the chairman of the board of directors’ audit committee and as a member of the board of directors’ compensation and nominating committees.

On January 26, 2022, Chris Dantin voluntarily resigned as a director of the Company and Gary Stein was appointed as a director of the Company effective January 27, 2022.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis in consideration for making a $250,000 line of credit available to Wytec. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date.

In February, 2022, the Company issued a total of 5,000 shares of common stock in consideration for the exercise of 5,000 common stock purchase warrants by one warrant holder at an exercise price of $5.00 per share.

In February 2022, the Company commenced a private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, of a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Unit was purchased by Christopher Stuart, a director of the Company, in February 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer during the year ended December 31, 2021 who is also currently our principal financial officer, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the following reasons.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(1)	We had inadequate segregation of duties over both financial reporting and closing activities.

(2)	We had inadequate resources in the accounting department.

(3)	The Company does have an independent board of directors, and audit committee;

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

20

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 and December 31, 2021 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position
William H. Gray	71	Chairman of the Board, Chief Executive Officer, and President
Karen Stegall	50	Interim Chief Financial Officer
Mark J. Richardson	69	Director
Erica Perez	41	Secretary and Director
Christopher Stuart	67	Director
Dr. Samuel Khoury	65	Director
Robert Cook	72	Director
Gary Stein	72	Director

William H. Gray has been the chairman and chief executive officer of Wytec since November 2011, the president of Wytec since April 2020, a director of Competitive Companies, Inc., a Nevada corporation and the former parent company of Wytec (“CCI”), since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the president of Wytec from November 2011 to September 2019, the chief financial officer of Wytec from November 2011 to January 2020, the interim chief financial officer from May 2021 to January 2022, and the corporate secretary of Wytec from November 2011 to April 2014 and again from November 2015 to February 2019. Mr. Gray was the secretary of CCI from February 2009 to April 2014 and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless configurations. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the state’s first ISPs to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISPs to become a competitive local exchange carrier in the state of Wisconsin.

Karen Stegall has been the interim chief financial officer of Wytec since January 2022 and was a staff accountant with Wytec from July 2021. Prior to joining Wytec, Ms. Stegall was the accounting manager for LBJ Fleet Services Inc., a heavy haul trucking company, from October 2016 to June 2021. From December 2012 to April 2016, she was the accounting manager and office manager for Bennett Building Systems, a general contractor commercial construction company. From January 2011 to December 2012, she was an auditor and sales associate with Greenwood & Sons. From February 2003 to December 2009, Ms. Stegall was the accounting manager for CMAC Inc., M2 Corporation, Applied Technical Resources, and Interlink Logistics Technologies Inc. in Alpharetta, Georgia. From August 2002 to January 2003, she was the office manager, bookkeeper, and purchaser for Bridges Grading and Hauling in Canton, Georgia. From May 2001 to August 2002, Ms. Stegall was the controller of Gate Savers of Atlanta in Kennesaw, Georgia. From April 1989 to September 1996, Ms. Stegall served in the United States Navy as a data processor for military intelligence. From September 1994 until her honorable discharge in September 1996, she was a petty officer 3rd class (DP3).

Mark J. Richardson has been a director of Wytec since September 2019. He has been a securities lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq and FINRA filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business. Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a Bachelor of Science degree summa cum laude in Conservation from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the California State Bar Association. Richardson & Associates is outside corporate legal counsel for the Company.

Erica Perez has been the corporate secretary of Wytec since September 2021 and a director of Wytec since November 2021. She has also been the director of operations of Wytec since January 2020 and was the technical systems administrator from January 2014 to January 2020. From 2005 to 2014, Ms. Perez worked for Present Carpet Supply Co. in various positions, including business manager, installations manager, and administrative assistant. Ms. Perez earned an Associate of Applied Science degree in wide area telecommunications from Victoria College in 2003.

Christopher Stuart has been a director of Wytec since December 2021. He began his career in the construction industry at Buquet & Leblanc in 1977, where he went on to become an owner of the company in 1986 until 2003. In 2003, Mr. Stuart founded Stuart & Company, a contracting firm, of which he was the chief executive officer until 2018. In 2007, he co-founded Louisiana Rooming Contractor, which he sold to his business partner in 2017. Since 2018, Mr. Stuart has been a consultant in the construction industry in Louisiana and in 2019, he founded Eagle Rock Investments, LLC. Mr. Stuart earned his Bachelor of Science degree in construction engineering from Louisiana State University in 1974. In 1975, he received his second lieutenant commission in the U.S. Army. Mr. Stuart served two years active duty and 12 years active reserve in the U.S. Army and in 1989 was honorably discharged as a Captain.

Dr. Samuel Khoury has been a director of Wytec since December 2021. He specializes in the valuations of advanced and novel technologies in several industries and has been the president of Inavisis, Inc., a company he also founded, since 1999. Inavisis is a company that leverages intellectual property. From 1998 to 1999, he was the president of Consor, a consulting firm specializing in valuation of trademarks and technology. From 1982 to 1998, Dr. Khoury was an intellectual asset manager at the Dow Chemical Company. Dr. Khoury received a Master of Business Administration from University of Wisconsin, Milwaukee in 1985, a doctorate in polymer chemistry from Worcester Polytechnic Institute, Massachusetts in 1982, a Master of Science in chemistry from Fort Hays State University in 1977, and a Bachelor of Science in Chemistry from American University of Beirut, Lebanon in 1975.

Robert Cook has been a director of Wytec since January 2022. He has over 30 years of executive management experience in a variety of industries.  Since May 2020, Mr. Cook has worked as an independent consultant.  From 2015 until May 2020, he served as the chief executive officer and chief financial officer of Tecomate Holdings, LLC, a wildlife product and TV production company. From 2013 to 2014, Mr. Cook served as the president and chief financial officer of Solid Green Holdings, a product development and construction firm, in Austin, Texas. From 2011 to 2013, he served as senior director, strategy & implementation at Goodman Networks, in Plano, Texas, a project management and construction company. From 2008 to 2011, he served as senior controls manager for South Texas at Goodman Networks, in San Antonio, Texas.  From 2005 to 2007, Mr. Cook served as the president of RCI Consulting in San Antonio, Texas. From 2006 to 2007, he served as the chief financial officer of Conner Steel Products, Ltd, in San Angelo, Texas, an oil and gas equipment manufacturer, where he was responsible for accounting and finance, planning, budgeting, cash management and mergers and acquisitions. From 2002 to 2005, he served as the president and chief executive officer of Amerivision Communications, Inc., a telecom provider, Oklahoma City, Oklahoma. Mr. Cook has also been the chief executive officer of US Intelco Holdings, Inc. (now Verisign), a telecom service company, in Olympia, Washington; the president and chief executive officer of Sevis Systems, a software development company, in San Antonio, Texas; president, chief financial officer, and chief operating officer of Interstellar Telecom in New Braunfels, Texas; vice president general manager and vice president business development & government relations for ICG Communications in San Antonio, Texas; and vice president revenue and chief operating officer of SM Telecorp, a telecom provider, in San Marcos, Texas. Mr. Cook has also served on numerous boards of directors, including chairman of Sevis Systems (from 1998 to 2020); director of Tecomate Holdings (from 2015 to 2020); director of Interstellar Telecom (from 2001 to 2002); chairman of US Intelco Holdings (from 1990 to 1995); vice chairman of IT Networks (from 1992 to 1995); director of the National Exchange Carrier Association (from 1987 to 1992); chairman of the Texas Exchange Carrier Association (from 1990 to 1992); and director of Alamo City Technologies (from 1990 to 1991). He was also an advisory board member of Zyant Technology (from 2004 to 2005). Mr. Cook received a Bachelor of Business Administration in accounting and finance from Angelo State University in 1974, a Master of Business Administration in Management from Angelo State University in 1976, and a Master of Business Administration in Accounting from Angelo State University in 1976.

Gary Stein has been the general counsel and chief financial officer of Kiefner and Associates, Inc. Engineering Group North America since 2013. From 2009 to 2012, he was the general counsel of MRC Group, LTD, a market research company. From 1993 to 1997 and from 2000 to 2009, Mr. Stein was the president of DB Capital Corporation where he advised small emerging growth companies on mergers, acquisitions, and public financings. From 1997 to 2000, he was the general counsel and chief financial officer of Pinnacle Technologies Resources Inc. From 1992 to 1993, Mr. Stein was the vice president and general counsel of Team Logos Corporation. From 1990 to 1992, he was the managing director of Financial Asset Management. From 1988 to 1990, he worked in corporate finance at Drexel Burnham Lambert, Inc. From 1983 to 1988, Mr. Stein engaged in the private practice of law, specializing in business law, at his own firm, Stein & Associates. From 1975 to 1983, he worked as an administrator, executive assistant to the administrator, and general counsel for the Ohio Bureau of Employment Services. Mr. received his Bachelor of Arts degree in political science and marketing from Capital University in 1971 and his Juris Doctor degree from Capital University in 1974.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors, executive officers, promoters or control persons have:

•	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Board Committees

The board of directors (the “Board”) has analyzed the independence of each director and has concluded that currently four directors, Christopher Stuart, Dr. Sam Khoury, Robert Cook, and Gary Stein, are considered independent directors in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

The Board has three standing committees: Audit, Compensation, and Corporate Governance/Nominating. The membership of each of the committees of the Board is comprised of independent directors, with each of the committees having a chairman, each of whom is an independent director. Our non-management members of the Board will meet in executive session at each regular Board meeting. The charter of each committee will be available on our website at www.wytecintl.com.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board has discretion to determine whether to separate or combine the roles of chairman of the Board and chief executive officer. Mr. Gray has served in both roles since 2011, and our Board continues to believe that his combined role is most advantageous to the Company and its stockholders.

In addition to Mr. Gray’s leadership, the Board maintains effective independent oversight through a number of governance practices, including, establishing the right “tone at the top” and full and open communication between executive management and the Board. Mr. Gray communicates frequently with members of the Board to discuss strategy and challenges facing our company. Each quarter, the Board receives presentations from senior management on matters involving our key areas of operations.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC. Our Audit Committee consists of three members. The chairman of the Audit Committee is Robert Cook and Christopher Stuart and Dr. Samuel Khoury are members of the Audit Committee.

Compensation Committee

We have a separately-designated Compensation Committee. The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our directors and executive officers. The Compensation Committee has responsibility for, among other things, (i) recommending to the Board for approval the overall compensation philosophy for our company and periodically reviewing the overall compensation philosophy for all employees to ensure it is appropriate and does not incentivize unnecessary and excessive risk taking, (ii) reviewing annually and making recommendations to the Board for approval, as necessary or appropriate, with respect to our compensation plans, (iii) based on an annual review, determining and approving, or at the discretion of the Compensation Committee, recommending to the Board for determination and approval, the compensation and other terms of employment of each of our officers, (iv) reviewing and making recommendations to the Board with respect to the compensation of directors, (v) overseeing our regulatory compliance with respect to compensation matters, (vi) reviewing and discussing with management, prior to the filing of our annual proxy statement or annual report on Form 10-K, our disclosure relating to executive compensation, including our Compensation Discussion and Analysis and executive and director compensation tables as required by SEC rules, and (vii) preparing an annual report regarding executive compensation for inclusion in our annual proxy statement or our annual report on Form 10-K. The Compensation Committee has the power to form one or more subcommittees, each of which may take such actions as may be delegated by the Compensation Committee.

We have adopted a compensation committee charter, which grants the Compensation Committee authority to select, retain, compensate, oversee and terminate any compensation consultant to be used to assist in the evaluation of director, chief executive officer, officer and our other compensation and benefit plans and to approve the compensation consultant’s fees and other retention terms. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any internal or external legal, accounting or other advisors and consultants retained by the Compensation Committee. The Compensation Committee may also select or retain advice and assistance from an internal or external legal, accounting or other advisor as the Compensation Committee determines to be necessary or advisable in connection with the discharge of its duties and responsibilities and will have the direct responsibility to appoint, compensate and oversee any such advisor.

Our Compensation Committee currently consists of three members. The chairman of the Compensation Committee is Christopher Stuart and Dr. Samuel Khoury and Robert Cook are members of the Compensation Committee. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5602(a)(2).

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, (i) effecting Board organization, membership and function, including identifying qualified board nominees, (ii) effecting the organization, membership and function of the committees of the Board, including the composition of the committees of the Board and recommending qualified candidates for the committees of the Board, (iii) evaluating and providing successor planning for the chief executive officer and our other executive officers, (iv) identifying and evaluating candidates for director in accordance with certain general and specific criteria, (v) developing and recommending to the Board Corporate Governance Guidelines and any changes thereto, setting forth the corporate governance principles applicable to us, and overseeing compliance with the our Corporate Governance Guidelines, and (vi) reviewing potential conflicts of interest involving directors and determining whether such directors may vote on issues as to which there may be a conflict. The Corporate Governance/Nominating Committee is responsible for identifying and evaluating candidates for director. Potential nominees are identified by the Board based on the criteria, skills and qualifications that are deemed appropriate by the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee believes that candidates for director should have certain minimum qualifications, including high character and integrity, an inquiring mind and vision, willingness to ask hard questions, ability to work well with others, freedom from conflicts of interest, willingness to devote sufficient time to the Company’s affairs, diligence in fulfilling his or her responsibilities and the capacity and desire to represent the best interests of the Company and our stockholders as a whole and not primarily a special interest group or constituency. While our nominating criteria does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board. We have adopted a corporate governance/nominating committee charter which following the consummation of this offering will be posted on our investor website.

The Corporate Governance/Nominating Committee currently consists of three members. Dr. Samuel Khoury is the chairman of the Corporate Governance/Nominating Committee and Christopher Stuart and Robert Cook are members of the Corporate Governance/Nominating Committee. The board of directors has determined that all of the members are “independent” under Nasdaq Listing Rule 5605(a)(2).

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and decide regarding whether a candidate should be recommended to the stockholders for election as a director. During 2021, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our Board’s Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2021 with senior management. The Audit Committee has also discussed with Prager Metis, CPAs, (“PM”), our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from PM required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board’s Audit Committee concerning independence and have discussed with the independent registered public accounting firm its independence.

THE FULL BOARD OF DIRECTORS	THE AUDIT COMMITTEE

William H. Gray	Robert Cook, Chairman
Mark J. Richardson	Christopher Stuart
Erica Perez	Dr. Samuel Khoury
Gary Stein
Robert Cook
Christopher Stuart
Dr. Samuel Khoury

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate this report in future filings with the SEC, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2021, they were current in their filings.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers, and employees. The text of the code of conduct has been posted on our internet website and can be viewed at www.wytecintl.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

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

While we have not hired at the executive level significantly since inception because our business has not grown sufficiently to justify increasing staff, we expect to grow and hire in the future. Our Named Executive Officers have been with us for many years and their compensation has basically been static, based primarily on levels at which we can afford to retain them, and their responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives. In the future, as we and our management team expand, we expect that our newly formed compensation committee will adopt a management equity incentive plan that will apply the compensation philosophy and policies described in this section.

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

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, all executive officer base salary decisions were approved by the board of directors.

Our Board determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, we expect that base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

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

Equity Incentive Awards

Our Board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executive and seven other employees of Wytec on December 20. 20  20 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We recently established a 401(k) Plan for our Named Executive Officers and other employees. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2021). We match 0% to 100% of each employee’s contributions.

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

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2020 and December 31, 2021 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William H, Gray,	2020	$214,687	$35,000	$–	$–	$–	$–	$249,687
Chief Executive Officer and	2021	$275,000	$–	$–	$–	$–	$–	$275,000
President (2)

Robert Merola,	2020	$57,211	$15,000	$–	$–	$–	$–	$72,211
Former President and	2021	$–	$–	$–	$–	$–	$–	$–
Former Chief Technical Officer (3)

Donna Ward,	2020	$92,270	$–	$2,820	$–	$–	$–	$95,090
Former Chief Financial	2021	$37,500	$–	$–	$–	$–	$–	$37,500
Officer and Former Secretary (4)

Erica Perez (5)	2020	$84,612	$	$–	$–	–	$–	$84,612
Corporate Secretary	2021	$97,000	$22,322	$–	$–	–	$–	$119,322

Karen Stegall (6)	2021	$20,625	–	$–	$–	–	$–	$20,625
Interim Chief Financial Officer

(1)	All current officers serve at will without employment contracts.
(2)	Mr. Gray stepped down as the chief financial officer of Wytec on January 30, 2020. He was appointed as the interim chief financial officer and corporate secretary of the Company in May 2021. He stepped down as the corporate secretary of Wytec on November 4, 2021 and as the interim chief financial officer of Wytec on January 7, 2022.
(3)	Mr. Merola was appointed as the chief technical officer of Wytec on January 16, 2018 and as the president of Wytec on September 20, 2019. He resigned as the chief technical officer and president of Wytec, effective April 30, 2020.
(4)	Donna Ward’s employment with the Company was terminated on May 5, 2021
(5)	Erica Perez was appointed as the corporate secretary of Wytec on November 4, 2021
(6)	Karen Stegall joined the Company as a staff accountant in July 2021. Ms. Stegall was appointed as the interim chief financial officer of the Company, effective January 7, 2022.

Employment Agreements

Except for an employment agreement with Robert Merola which was terminated on April 30, 2020, we have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2021.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2021.

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

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2020 and December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 6, 2022, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 6,959,366 shares of common stock outstanding as of April 6, 2022.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after [                              ] __, 2022, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)

William Gray, Chairman, Chief Executive Officer, and President (3)	10,114	.15%
		*
Donna Ward, Former Chief Financial Officer, Former Secretary, and Former Director	4,159

Erica Perez, Secretary and Director	4,410	*

Mark J. Richardson, Director	0	0

Robert Cook, Director	0	0

Christopher Stuart, Director (4)	231,875	2.2%

Sam Khoury, Director	0	0

Karen Stegall, interim Chief Financial Officer	0	0

All Officers and Directors as a Group (7 persons)	250,558	2.35%

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.
(2)	Figures are rounded to the nearest hundredth of a percent.
(3)	Does not include 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2022.
(4)	Includes 121,875 shares of common stock owned by Eagle Rock Investments, L.L.C, a limited liability company of which Mr. Stuart owns a majority of the outstanding equity (“ERI”). Does not include 90,000 Series B Preferred Shares owned by Mr. Stuart, 62,500 common stock purchase warrants owned by Mr. Stuart which are exercisable at an exercise price of $5.00 per share until December 31, 2022, 4,375 common stock purchase warrants owned by ERI which are exercisable at an exercise price of $5.00 per share until December 31, 2022, or 40,000 common stock purchase warrants owned by ERI which are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the Warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has analyzed the independence of each director and has concluded that currently four directors, Christopher Stuart, Dr. Sam Khoury, Robert Cook, Gary Stein, are considered independent directors in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $186,424 as of December 31, 2021, and $107,084 as of December 31, 2020. The Company incurred expense of $109,340 and $128,340 with Richardson & Associates as of the year ended December 31, 2021 and 2020, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

During the year ended December 31, 2021, an exchange agreement was signed between William H Gray and the Company pursuant to which 1,000 Series C Shares held by William H Gray were to be exchanged for 3,000,000 common shares, which had been disclosed on Form 8-K filed January 3, 2022. However, it was later determined that the exchange of shares should be treated as an extinguishment for the redemption of the Series C shares which is in accordance with the Series C Certificate of Designation, and then the issuance of the 3,000,000 common shares as compensation. As a result, a mutual understanding by the grantor and grantee had not occured, and therefore it was determined that a substantive grant date was not established. Therefore, upon further review of the exchange agreement and the Series C Certificate of Designation, all parties agreed to rescind the exchange agreement. Therefore, the financial statements do not reflect the issuance of the common shares and the 1,000 Series C shares are still outstanding.

In 2021, Eagle Rock Investments, LLC (“ERI”), a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company, loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company. The loans bear interest at a rate of 7% and mature $200,000 on February 10, 2023 and $50,000 on March 30 2023. Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. In 2021, ERI exercised 30,000 common stock purchase warrants at an exercise price of $5.00 per share for 30,000 shares of the Company’s common stock. In January 2022, ERI received 40,000 common stock purchase warrants in consideration for making the line of credit available to the Company. These warrants are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note is credited to ERI and converted into units, each unit consisting of one share of common stock and one common stock purchase warrant, at the conversion rate of $5.00 per unit every six months pursuant to the Company’s then current private placement of units or a total of 13,125 units through December 31, 2021. As of December 31, 2021, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

In February 2022, Christopher Stuart purchased a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2020 was $62,000 for the year ended December 31, 2020 and 0 for the year ended December 31, 2021.

The aggregate fees billed for professional services rendered by Prager Metis CPAs for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2020 was $40,000 for the year ended December 31, 2020 and $97,500 for the year ended December 31, 2021.

Audit-Related Fees

Fees were billed for audit-related services rendered by Prager Metis CPAs for 2021 and 2020. $97,500 for 2021 and $40,000 for 2020.

Fees were billed for audit-related services rendered by MaloneBailey, LLP for 2021 and 2020. $0 (unless we count the consent letters then $9,000) for 2021 and $62,000 for 2020.

Tax Fees

No fees were billed for tax services rendered by Prager Metis CPAs for 2021 or 2020.

No fees were billed for tax services rendered by MaloneBailey, LLP for 2021 or 2020.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020. (3)
4.8	Warrant issued by Wytec International, Inc. to Eagle Rock Investments, LLC
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: April 6, 2022	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,	April 6, 2022
William Gray	Principal Executive Officer, and Chairman

/s/ Karen Stegall	Interim Chief Financial Officer and Principal	April 6, 2022
Karen Stegall	Accounting Officer

