Form 10-Q
period 2022-03-31
WYTEC INTERNATIONAL INC
filed 2022-06-28
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2022

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

As of June 28, 2022, there were 12,051,166 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets

Current assets:
Cash	$341,816	$270,074
Accounts receivable	36,951	8,812
Inventory	8,542	33,494
Other current assets	24,029	–
Total current assets	411,338	312,380

Property and equipment, net	104,478	115,917
Operating lease, right-of-use assets	21,176	24,061

Total assets	$536,992	$452,358

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$417,517	$252,956
Accounts payable, related party	212,024	186,424
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	12,815	11,781
Contract liability	6,635	6,486
Notes payable, current portion	32,215	33,502
Promissory notes, shareholders	260,000	110,000
Short-term debt, net of unamortized discount	625,000	625,000
Total current liabilities	2,461,206	2,121,149

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	8,457	12,375
Notes payable, long term portion	42,567	49,656
Promissory notes, shareholder, net of unamortized discount	145,141	150,000
Total long-term liabilities	196,165	212,031

Total liabilities	2,657,371	2,333,180

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par value $.001, 4,100,000 shares designated, 2,380,000 shares issued and 2,280,000 shares outstanding	2,380	2,380
Series B convertible preferred stock, par value $.001, 6,650,000 shares designated, 2,856,335 shares issued and 2,811,800 shares outstanding	2,856	2,856
Series C convertible preferred stock, par value $.001, 1,000 shares designated, 1,000 shares issued and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 30,734,709 shares and 6,959,366 shares and 6,954,366 shares issued, 6,959,366 shares and 6,954,366 shares outstanding	6,959	6,954
Additional paid-in capital	24,367,203	24,278,353
Accumulated deficit	(26,207,803)	(25,716,546)
Repurchased shares	(80,000)	(80,000)
Subscriptions receivable	–	(140,970)
Subscriptions payable	47,275	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,120,379)	(1,880,822)

Total liabilities and stockholders' deficit	$536,992	$452,358

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenue	$204,045	$258,380
Cost of sales	177,590	230,447

Gross profit	26,455	27,933

Expenses:
Selling, general and administrative	475,253	526,978
Research and development	–	492
Depreciation and amortization	12,287	17,391
Operating expenses	487,540	544,861

Net operating loss	(461,085)	(516,928)

Other income (expense):
Interest income	–	30
Interest expense	(30,172)	(26,808)
Total other income (expense)	(30,172)	(26,778)

Net loss	$(491,257)	$(543,706)

Weighted average number of common shares outstanding - basic	6,959,366	6,429,325
Weighted average number of common shares outstanding - fully diluted	6,959,366	6,429,325

Net loss per share - basic	$(0.07)	$(0.08)
Net loss per share - fully diluted	$(0.07)	$(0.08)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–

Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–

Issuance of Warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of Warrants	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2022 and 2021

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional				Deposit for Future		Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	–	140,970

Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	–	31,282

Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	–	32,573

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	21,875	–	–	–	21,875

Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	–	25,000

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	(491,257)	(491,257)

Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275.00	$–	$–	$(26,207,803)	$(2,120,379)

Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$–	$–	$121,055	$(22,092,678)	$(1,022,891)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–

Conversion of warrants	–	–	–	–	75,985	–	–	–	–	–	76,000

Issuance of common stock for cash already received	–	–	–	–	121,031	–		–	(121,055)	–	–

Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	–	–	46,875

Issuance of Warrants for services	–	–	–	–	51,344	–	–	–	–	–	51,344

Issuance of Warrants	–	–	–	–	6,047	–	–	–	–	–	6,047

Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	(543,706)	(543,706)

Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$–	$–	$(22,636,384)	$(1,386,331)

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(491,257)	$(543,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,287	17,391
Amortization of debt discount	2,714	13,777
Amortization of debt issuance costs	7,253	–
Stock based compensation	–	57,391
Non-cash adjustment to notes payable and fixed assets	–	(3,895)
Non-cash lease expense	2,884	26,976
Decrease (increase) in operating assets
Accounts receivable	(28,139)	(18,622)
Inventory	24,952	16
Prepaid expenses and other assets	–	1,581
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	186,436	28,462
Accounts payable, related party	25,600	17,008
Contract liability	149	(2,559)
Operating lease liability	(2,884)	(20,967)
Net cash used in operating activities	(260,005)	(427,147)

Cash flows from investing activities
Purchase of equipment	(847)	–
Net cash used in investing activities	(847)	–

Cash flows from financing activities
Proceeds from issuance of promissory notes, shareholder	175,000	–
Proceeds from Paycheck Protection Program loan	–	160,073
Payments on notes payable	(8,376)	(8,375)
Proceeds from exercise of warrants	25,000	76,000
Proceeds from previously issued of common stock	140,970	46,875
Net cash provided by financing activities	332,594	274,573

Net increase (decrease) in cash	71,742	(152,574)
Cash - beginning of period	270,074	595,732
Cash - end of period	$341,816	$443,158

Supplemental disclosures:
Interest paid	$2,094	$2,094
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Common Stock owed for conversion of accrued interest	$21,875	$–
Conversion of series B preferred stock to common stock	$–	$461
Issuance of common stock in lieu of interest payment	$–	$21,875
Issuance of detachable warrants with Debt	$32,573	$–
Issuance of warrants to gain access to line of credit	$31,282	$–

See accompanying notes to unaudited consolidated financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2022. The results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ended December 31, 2022. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2022 and December 31, 2021.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,207,803 at March 31, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Point in Time	$200,100	$250,907
Over Time	3,945	7,473
	204,045	258,380

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

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $200,100 during the three months ended March 31, 2022 and $250,907 during the three months ended March 31, 2021. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $163,937 and $209,874 during the three months ended March 31, 2022 and 2021, respectively. The amount of revenue earned related to installation and other services was $36,163 and $41,033 during the three months ended March 31, 2022 and 2021, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $3,945 and $7,473 during the three months ended March 31, 2022 and 2021, respectively. Network service revenues are recognized each month as services are rendered.

Contract Assets and Liabilities

	March 31,	December 31,
	2022	2021
Contract Liability	$(6,635)	$(6,486)
	$(6,635)	$(6,486)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of March 31, 2022 and December 31, 2021 that the Company expects to recognize over the next year is $6,635 and $6,486, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Telecommunication equipment and computers	$299,944	$299,095
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(228,596)	(216,308)

	$104,478	$115,917

Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $12,287 and $17,391, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	March 31,	December 31,
	2022	2021
Various unsecured promissory notes payable due to a shareholder, all carry simple interest of 7% per annum, due at various times between August 2022 and March 2023	$250,000	$250,000

Notes payable to a financial institution, interest rates of 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	74,782	83,158

$175,000 unsecured promissory note payable due to a shareholder, simple interest rate of 7% per annum, due August 2023, net of debt discount of $29,859	145,141	–

$10,000 unsecured promissory note payable due to president, carries simple interest of 5% per annum, due October 2022	10,000	10,000

$625,000 7% unsecured note payable due August 2022	625,000	625,000

	$1,104,923	$968,158

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $-0- and $13,777 amortized in the quarters ended March 31, 2022 and 2021, respectively and reported in the statements of operations as interest expense. In September 2021, the maturity date of the note was extended to February 13, 2022. The maturity date of the note was then further extended until August 13, 2022.

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

In February 2022, the Company commenced a private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, of a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Unit was purchased by Christopher Stuart, a director of the Company, in February 2022. The warrants were valued at $32,573 and recorded as a debt discount. The total amortization of the debt discount during the quarter ended March 31, 2022 was $2,714 and reported in the consolidated statements of operations as interest expense.

The total future payments regarding debt are as follows:

March 31,
2023	$917,215
2024	202,551
2025	15,016
Total future payments	1,134,782
Less Debt Discount:	$(29,859)
Total Debt, net of unamortized discount	$1,104,923

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020. The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000 during the period of April 2020 thru November 2020, however, the shareholder has not returned the shares so they may be canceled. As the shares had not been returned, the Company is not obligated per the agreement to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2022 and 2021, operating lease expense totaled $21,271 and $29,440, respectively.

The weighted average remaining lease term is 1.70 years and weighted average discount rate is 5.5% as of March 31, 2022.

Future minimum lease payments as of March 31, 2022 are as follows:

March 31, 2023	$12,815
March 31, 2024	9,603
Total minimum lease payments	22,418
Less: imputed interest	(1,146)
Present value of minimum lease payments	$21,272
Less: current portion of lease obligation	12,815
Long-term lease obligation	$8,457

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2022 to purchase 2,696,436 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2023. The warrants are exercisable at the following amounts and rates: 2,329,503 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 of which are exercisable at an exercise price of $5.00 per share, and 40,000 of which are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.08. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates between December 31, 2022 and December 31, 2024, volatility estimates between 37% to 67% and risk-free rates 0.58% to 1.8% in the period.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for making a $250,000 line of credit available to Wytec until December 31, 2022. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $31,282 and were recorded as debt issuance costs, reported under other assets in the consolidated balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $7,253 for the quarter ended March 31, 2022, which was amortized to interest expense. The line of credit will carry a 7% interest rate on any drawn balance.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2021	2,643,936

Warrants granted	57,500
Warrants exercised	(5,000)
Warrants expired	–

Balance, March 31, 2022	2,696,436

Exercisable, March 31, 2022	2,366,933

As of March 31, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 1.01 years and have $8,420,605 aggregate intrinsic value.

NOTE I – STOCKHOLDERS’ EQUITY

During the first quarter of 2022, the Company issued a total of 5,000 shares of common stock for the exercise of 5,000 common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $25,000.

During the first quarter of 2022, the Company recorded the conversion of $21,875 of accrued interest into common stock subscriptions payable in accordance with the note payable agreement held with a related party.

During the last quarter of 2021, the Company issued stock at a value of $140,970 which was recorded as a stock subscription receivable as the cash had not been received at year end 2021. During the first quarter of 2022, the Company received the $140,970 cash proceeds, removing the stock subscription receivable.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $212,024 as of March 31, 2022, and $186,424 as of December 31, 2021. The Company incurred expense of $30,600 and $27,008 with Richardson & Associates during the three months ended March 31, 2022 and March 31, 2021. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, Eagle Rock Investments, LLC (“ERI”), a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company, loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company. The loans bear an annual interest at a rate of 7% and mature as follows: $100,000 on August 25, 2022, $100,000 on February 10, 2023, and $50,000 on March 30, 2023. Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. In 2021, ERI exercised 30,000 common stock purchase warrants at an exercise price of $5.00 per share for 30,000 shares of the Company’s common stock.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. During 2021, the accrued interest on the 7% promissory note was credited to ERI and converted into units, each unit consisting of one share of common stock and one common stock purchase warrant, at the conversion rate of $5.00 per unit every six months pursuant to the Company’s prior private placement of units or a total of 13,125 units through December 31, 2021. As of March 31, 2022, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making a $250,000 line of credit available to Wytec. See Note H for a description of these warrants.

In February 2022, Christopher Stuart, a director of the Company, purchased the Unit offered by the Company in the private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. See Note E for a description of the Unit.

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $198,833, 97%, and $238,779, 91%, of revenue in the three months ended March 31, 2022 and March 31, 2021, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

The other payable of $895,000 consists of amounts billed and collected before services were completed. Such amounts were recorded in deferred revenue until the revenue recognition requirements were to be met.

See Note C in regards to commitments related to contracts with customers.

NOTE M – SUBSEQUENT EVENTS

On April 14, 2022, Wytec and Christopher Stuart, a director of the Company, entered into an unsecured promissory note in the amount of $100,000 with a maturity date of August 31, 2023, unless extended in accordance with the promissory note. The promissory note bears simple interest at the rate of 7% per annum.

In April 2022, the Company exercised its option to extend the maturity date to August 13, 2022 of that certain $625,000 promissory note bearing simple interest at a rate of 7% which is held by Christopher Stuart, a director of the Company.

Effective April 22, 2022, 2,280,000 shares of Series A Preferred Stock were automatically converted into a total of 2,280,000 shares of common stock due to the five (5) year term from issuance for automatic conversion, as stated in the respective Certificate of Designation, being met.

Effective April 25, 2022, 2,811,800 shares of Series B Preferred Stock were automatically converted into a total of 2,811,800 shares of common stock due to the five (5) year term from issuance for automatic conversion, as stated in the respective Certificate of Designation, being met.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended.   The Notes together with all accrued and unpaid interest will be payable on or before December 31 2023 (the “Maturity Date”) and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the Maturity Date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the Maturity Date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of June 22, 2022 the Company has issued a total of $25,000 of Notes pursuant to this offering.

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

The following discussion should be read in conjunction with our unaudited financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking statements and information that involves risks and uncertainties.

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

Our contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The performance obligation is deemed satisfied once the equipment has been installed, placed in service and customer signs off on their acceptance, at a point in time.

Network service revenues are recognized each month as services are rendered.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2022, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Recording revenue is due to timing of when installation occurs and revenue is recognized when installation is complete. Maintenance and monitoring rates are pre-set based upon square footage of building. Cost of sales is all equipment and labor that is connected to a project anything else is general and administrative. Rates for LISD are under contract as to what can charged based upon square footage.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenue for the three months ended March 31, 2022 and 2021 was $204,045 and $258,380, respectively. This decrease in revenue of $54,335 or 21% was primarily due to decreases in revenue from our Cel-Fi systems.

Cost of sales for the three months ended March 31, 2022 and 2021 was $177,590 and $230,447, respectively. This decrease of $52,857, or 23%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were 475,253 for the three months ended March 31, 2022, as compared to $526,978 for the three months ended March 31, 2021; this resulted in a decrease of $51,725 or 9.8% compared to the same period in 2021. Contributing factors to the decrease include a decrease in warrant expense of $57,391 and a decrease in payroll of $37,813 for the three months ended March 31, 2022 compared to the same period in 2021.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2022 were $260,005 compared to $427,147 during the three months ended March 31, 2021. This decrease of $167,142 was primarily due to changes in net loss during the three months ended March 31, 2022 to the same period in 2021.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2022 were $847 compared to the cash flows used by investing activities of $-0- during the three months ended March 31, 2021. Capital expenditures totaled $847 and $-0- during the three months ended March 31, 2022 and March 31, 2021, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2022 were $332,594 compared to $274,573 during the three months ended March 31, 2021. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2022, our cash balance was $341,816. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, an initial public offering, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

Other Payable of $895,000 consists of amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) have been completed. During 2019 deferred revenue was reclassified to other payables due to the Company exiting the business of installing registered links. The Company intends to settle the liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,207,803 at March 31, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2022 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not have to evaluate newly issued debt with conversion features.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, we appointed a chairman to our audit committee who is sophisticated in financial matters.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of the report, there are no legal matters of which management is aware.

Item 1A. Risk Factors.

During the quarter ended March 31, 2022, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities.

During the first quarter of 2022, the Company issued 40,000 common stock purchase warrants to one investor in consideration for making a $250,000 line of credit available to the Company in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the first quarter of 2022, the Company issued 17,500 common stock purchase warrants to one investor pursuant to a private placement of a unit consisting of a $175,000 7% promissory note with a maturity date of August 31, 2021 and 17,500 common stock purchase warrants in accordance with Rule 506(c) of Regulation D of the Securities Act.

During the first quarter of 2022, the Company issued a total of 5,000 shares of common stock for the exercise of 5,000 common stock purchase warrants by one investor at an exercise price of $5.00 per shares or a total of $25,000 in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By:  /s/ William H. Gray

William H. Gray, Chief Executive Officer and

President (Principal Executive Officer)

By:   /s/ Karen Stegall

Karen Stegall, interim Chief Financial Officer

(Principal Accounting Officer)

Date: June 28, 2022

