Form 10-Q
period 2022-06-30
WYTEC INTERNATIONAL INC
filed 2022-08-19
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2022

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

Yes ☐ No ☒

As of August 19, 2022, there were 12,056,166 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets

Current assets:
Cash	$124,313	$270,074
Accounts receivable	–	8,812
Inventory	8,542	33,494
Other current assets	16,351	–
Total current assets	149,206	312,380

Property and equipment, net	92,376	115,917

Operating lease, right-of-use assets	18,251	24,061

Total assets	$259,833	$452,358

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$355,471	$252,956
Accounts payable, related party	229,985	186,424
Other payable	895,000	895,000
Operating lease, right-of-use obligation, current portion	12,109	11,781
Contract liability	3,443	6,486
Notes payable, current portion	30,726	33,502
Promissory notes, shareholders	260,000	110,000
Short-term debt	625,000	625,000
Total current liabilities	2,411,734	2,121,149

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	6,238	12,375
Notes payable, long term portion	35,680	49,656
Convertible promissory notes	100,000	–
Promissory notes, shareholder, net of unamortized discount	300,570	150,000
Total long-term liabilities	442,488	212,031

Total liabilities	2,854,222	2,333,180

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par value $.001, 4,100,000 shares designated, 100,000 and 2,380,000 shares issued, 0 and 2,280,000 shares outstanding	100	2,380
Series B convertible preferred stock, par value $.001, 6,650,000 shares designated, 44,535 and 2,856,335 shares issued, 0 and 2,811,800 shares outstanding	45	2,856
Series C convertible preferred stock, par value $.001, 1,000 shares designated, 1,000 shares issued and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 12,051,166 and 6,954,366 shares issued and outstanding	12,050	6,954
Additional paid-in capital	24,367,203	24,278,353
Accumulated deficit	(26,681,813)	(25,716,546)
Repurchased shares	(80,000)	(80,000)
Subscriptions receivable	–	(140,970)
Subscriptions payable	47,275	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,594,389)	(1,880,822)

Total liabilities and stockholders' deficit	$259,833	$452,358

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$3,191	$55,996	$207,236	$314,376
Cost of sales	2,989	37,805	180,579	268,252

Gross profit	202	18,191	26,657	46,124

Expenses:
Selling, general and administrative	426,522	399,029	901,775	926,005
Research and development	–	20,906	–	21,398
Depreciation and amortization	12,102	17,190	24,389	34,581
Operating expenses	438,624	437,125	926,164	981,984

Net operating loss	(438,422)	(418,934)	(899,507)	(935,860)

Other income (expense):
Interest income	–	70	–	100
Interest expense	(35,588)	(27,392)	(65,760)	(54,200)
Total other income (expense)	(35,588)	(27,322)	(65,760)	(54,100)

Net loss	$(474,010)	$(446,256)	$(965,267)	$(989,960)

Weighted average number of common shares outstanding - basic and fully diluted	10,820,181	6,724,547	8,899,555	6,576,936

Net loss per share - basic and fully diluted	$(0.04)	$(0.07)	$(0.11)	$(0.15)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–

Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–

Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2022	100,000	$100	44,535	$45	1,000	$1	12,051,166	$12,050	–	$–

Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)

Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–

Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–

Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–

Issuance of Warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of Warrants	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–

Conversion of series B preferred stock to common stock	–	–	(55,280)	(55)	–	–	55,280	55	–	–

Issuance of warrants in connection with conversion of other warrants	–	–	–	–	–	–	–	–	–	–

Warrants exercised	–	–	–	–	–	–	29,006	29	–	–

Cancellation of Treasury stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218

Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2021	2,380,000	$2,380	2,896,335	$2,896	1,000	$1	6,724,547	$6,724	–	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional				Deposit for Future		Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)
Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	–	140,970
Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	–	31,282
Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	–	32,573
Common stock owed for conversion of accrued interest	–	–	–	–	–	–	21,875	–	–	–	21,875
Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	–	25,000
Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	(491,257)	(491,257)
Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$–	$(26,207,803)	$(2,120,379)
Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	(474,010)	(474,010)
Balance, June 30, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$–	$(26,681,813)	$(2,594,389)
Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$–	$–	$121,055	$(22,071,742)	$(1,022,891)
Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of warrants	–	–	–	–	75,985	–	–	–	–	–	76,000
Issuance of common stock for cash already received	–	–	–	–	121,031	–	–	–	(121,055)	–
Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	–	–	46,875
Issuance of Warrants for services	–	–	–	–	51,344	–	–	–	–	–	51,344
Issuance of Warrants	–	–	–	–	6,047	–	–	–	–	–	6,047
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	(564,640)	(564,640)
Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$–	$–	$(22,636,382)	$(1,386,329)
Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Issuance of warrants in connection with conversion of other warrants	–	–	–	–	10,728	–	–	–	–	–	10,728
Warrants exercised	–	–	–	–	145,001	–	–	–	–	–	145,030
Cancellation of Treasury stock	–	–	–	–	(5,076,084)	–	–	–	–	–	–
Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	(446,256)	(446,256)
Balance, June 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,733,060	$(80,000)	$–	$–	$–	$(23,082,638)	$(1,676,827)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(965,267)	$(989,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,389	34,581
Amortization of debt discount	8,143	28,138
Amortization of debt issuance costs	14,931	–
Stock based compensation	–	68,119
Non-cash adjustment to notes payable and fixed assets	–	(3,895)
Non-cash adjustment to accounts receivable and revenue	–	(17,041)
Non-cash lease expense	5,810	54,244
Decrease (increase) in operating assets
Accounts receivable	8,812	43,549
Inventory	24,952	(457)
Prepaid expenses and other assets	–	1,581
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	124,390	34,500
Accounts payable, related party	43,561	17,818
Contract liability	(3,043)	(9,378)
Operating lease liability	(5,809)	(42,563)
Net cash used in operating activities	(719,131)	(780,764)

Cash flows from investing activities
Purchase of equipment	(848)	–
Net cash used in investing activities	(848)	–

Cash flows from financing activities
Proceeds from issuance of promissory notes, shareholders	325,000	–
Proceeds from issuance of secured convertible promissory notes	100,000	–
Proceeds from Paycheck Protection Program loan	–	160,073
Proceeds from future promissory note	–	100,000
Payments on notes payable	(16,752)	(16,750)
Proceeds from exercise of warrants	25,000	221,030
Proceeds from subscription receivables	140,970	46,875
Net cash provided by financing activities	574,218	511,228

Net (decrease) in cash	(145,761)	(269,536)
Cash - beginning of period	270,074	595,732
Cash - end of period	$124,313	$326,196

Supplemental disclosures:
Interest paid	$4,188	$4,188
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Common stock owed for conversion of accrued interest	$21,875	$–
Conversion of series B preferred stock to common stock	$2,811	$516
Conversion of series A preferred stock to common stock	$2,280	$40
Issuance of common stock in lieu of interest payment	$–	$21,875
Issuance of detachable warrants with Debt	$32,573	$–
Issuance of warrants to gain access to line of credit	$31,282	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2022. The results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ended December 31, 2022. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements: Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not have to separate any embedded conversion feature in our new newly issued convertible notes.

Recently Issued Accounting Pronouncements: Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not have to separate any embedded conversion feature in our new newly issued convertible notes.

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,681,813 at June 30, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Point in Time	$–	$45,878	$200,100	$296,785
Over Time	3,191	10,118	7,136	17,591
	$3,191	$55,996	$207,236	$314,376

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

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $200,100 and $296,785 during the six months ended June 30, 2022 and 2021, respectively and $0 and $45,878 during the three months ended June 30, 2022 and 2021, respectively. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $163,937 and $248,913 during the six months ended June 30, 2022 and 2021, respectively and $0 and $39,039 during the three months ended June 30, 2022 and 2021, respectively. The amount of revenue earned related to installation and other services was $36,163 and $47,872 during the six months ended June 30, 2022 and 2021, respectively and $0 and $6,839 during the three months ended June 30, 2022 and 2021, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $3,191 and $10,118 during the three months ended June 30, 2022 and 2021, respectively, and $7,136 and $17,591 during the six months ended June 30, 2022 and 2021, respectively. Network service revenues are recognized each month as services are rendered.

Contract Assets and Liabilities

	June 30,	December 31,
	2022	2021
Contract Liability	$(3,443)	$(6,486)
	$(3,443)	$(6,486)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of June 30, 2022 and December 31, 2021 that the Company expects to recognize over the next year is $3,443 and $6,486, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Telecommunication equipment and computers	$299,943	$299,095
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(240,697)	(216,308)

	$92,376	$115,917

Depreciation expense for the six months ended June 30, 2022 and June 30, 2021 was $24,389 and $34,581, respectively, and for the three months ended June 30, 2022 depreciation expense was $12,102 and $17,190, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	June 30,	December 31,
	2022	2021
Various unsecured promissory notes payable due to a shareholder, all carry simple interest of 7% per annum, due at various times between August 2022 and November 2023	$300,000	$250,000

Notes payable to a financial institution, interest rates of 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	66,406	83,158

Unsecured promissory note payable due to a shareholder, simple interest rate of 7% per annum, due August 2023, net of unamortized debt discount of $24,430	150,570	–

Unsecured promissory note payable due to shareholder, simple interest rate of 7% per annum, due August 2023	100,000	–

Unsecured promissory note payable due to the President of the Company, carries simple interest of 5% per annum, due October 2022	10,000	10,000

Secured convertible promissory notes due to various investors, all carry simple interest of 9.50% and are due on December 31, 2023	100,000	–

$625,000 7% unsecured note payable due August 2022	625,000	625,000

	$1,351,976	$968,158

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Christopher Stuart, a director of the company, due August, 2021. The note contains a feature that allows the Company to extend the maturity date by an additional six months, up to five times, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $-0- and $28,138 amortized in the quarters ended June 30, 2022 and 2021, respectively and $0 and $41,915 amortized during the six months ended June 30, 2022 and 2021, respectively and reported in the statements of operations as interest expense. In September 2021, the maturity date of the note was extended to February 13, 2022. The maturity date of the note was then further extended until August 13, 2022. In August 2022, the maturity date of the note was extended to February 13, 2023.

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

In August and September 2021, a shareholder loaned a total of $150,000, to the Company under two separate promissory notes in the amounts of $100,000 and $50,000 respectively. The notes bear simple interest rate at a rate of 7% per annum with due dates of February 10, 2023 and March 30, 2023, respectively. The maturity date of each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum with a maturity date of October 21, 2022.

In February 2022, the Company commenced a private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, of a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Unit was purchased by Christopher Stuart, a director of the Company, in February 2022. The warrants were valued at $32,573 and recorded as a debt discount. The total amortization of the debt discount during the quarter ended June 30, 2022 was $5,429 and during the six months ended June 30, 2022 the total amortization was $8,143 and reported in the statements of operations as interest expense.

On April 14, 2022, Christopher Stuart, a director of the Company, loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on August 31, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

On June 10, 2022, a shareholder and affiliate of Christopher Stuart, a director of the Company, loaned the Company $50,000 pursuant an unsecured promissory note. The note bears simple interest rate at a rate of 7% per annum and matures on November 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended.   The Notes together with all accrued and unpaid interest will be payable on or before December 31 2023 (the “Maturity Date”) and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the Maturity Date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the Maturity Date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of June 30, 2022 the Company has issued a total of $100,000 of Notes pursuant to this offering.

The total future payments regarding debt are as follows:

June 30,
2023	$915,727
2024	452,551
2025	8,128
Total future payments	1,376,406
Less Debt Discount:	$(24,430)
Total Debt, net of unamortized discount	$1,351,976

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

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended June 30, 2022 and 2021, operating lease expense totaled $20,779 and $28,738, respectively, and for the six month period ended June 30, 2022 and 2021, operating lease expense totaled $42,050 and $58,178, respectively.

The weighted average remaining lease term is 1.46 years and weighted average discount rate is 5.5% as of June 30, 2022.

Future minimum lease payments as of June 30, 2022 are as follows:

June 30, 2023	$12,815
June 30, 2024	6,399
Total minimum lease payments	19,214
Less: imputed interest	(867)
Present value of minimum lease payments	$18,347
Less: current portion of lease obligation	12,109
Long-term lease obligation	$6,238

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2022 to purchase 2,706,436 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2023. The warrants are exercisable at the following amounts and rates: 2,329,503 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 of which are exercisable at an exercise price of $5.00 per share, and 40,000 of which are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for making a $250,000 line of credit available to Wytec until December 31, 2022. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $31,282 and were recorded as debt issuance costs, reported under other assets in the balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $7,678 for the quarter ended June 30, 2022 and $14,931 for the six months ended June 30, 2022, which was amortized to interest expense. The line of credit will carry a 7% interest rate on any drawn balance.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2021	2,653,936

Warrants granted	57,500
Warrants exercised	(5,000)
Warrants expired	–

Balance, June 30, 2022	2,706,436

Exercisable, June 30, 2022	2,376,933

As of June 30, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 0.64 years and 0.52 years, respectively.

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

Effective April 22, 2022, 2,280,000 shares of Series A Preferred Stock were automatically converted into a total of 2,280,000 shares of common stock due to the five (5) year term from issuance for automatic conversion, as stated in the applicable Certificate of Designation, being met.

Effective April 22, 2022, 2,811,000 shares of Series B Preferred Stock were automatically converted into a total of 2,811,000 shares of common stock due to the five (5) year term from issuance for automatic conversion, as stated in the applicable Certificate of Designation, being met.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $229,985 as of June 30, 2022, and $186,424 as of December 31, 2021. The Company incurred expense of $48,561 and $27,008 with Richardson & Associates during the six months ended June 30, 2022 and June 30, 2021. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. See Note H for a description of these warrants.

In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. The note bears simple interest rate at a rate of 7% per annum and matures on November 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. During 2021, the accrued interest on the 7% promissory note was credited to ERI and converted into units, each unit consisting of one share of common stock and one common stock purchase warrant, at the conversion rate of $5.00 per unit every six months pursuant to the Company’s prior private placement of units or a total of 13,125 units through December 31, 2021. As of June 30, 2022, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

In February 2022, Mr. Stuart purchased the Unit offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. See Note E for a description of the Unit.

In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on August 31, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $202,025, 97%, and $272,843, 87%, of revenue in the six months ended June 30, 2022 and June 30, 2021, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

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

NOTE M – SUBSEQUENT EVENTS

In July 2022, a total of $60,000 of Notes were purchased by two investors pursuant to the Company’s private placement of Notes in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. See Note E for a description of the Notes and the offering.

In July 2022, the Company entered into a recession agreement (the “Rescission Agreement”) with a consultant in order to rescind and terminate that certain consulting agreement by and between the Company and the consultant, dated October 1, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued 329,503 common stock purchase warrants to the consultant at an exercise price of $1.00 per share exercisable ten days after an initial public offering of the Company’s common stock (“IPO”) until December 31, 2023 on a cash or cashless basis (the “Warrants”). The consultant also agreed to provide consulting services to the Company at a rate of $5,000 per month for a period of six months following an IPO. Pursuant to the Recession Agreement, the Warrants were cancelled, the Consulting Agreement was terminated, and the Company issued 25,000 shares.

In July 2022, the Company borrowed $50,000 from an existing shareholder pursuant to an unsecured promissory note. The promissory note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In August 2022, a total of $125,000 of Notes were purchased by two investors pursuant to the Company’s private placement of Notes in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. See Note E for a description of the Notes and the offering.

In August 2022, the Company and Christopher Stuart, a director of the Company and the holder of that certain note in the amount of $625,000 bearing simple interest at a rate of 7% per annum, dated February 25, 2020, agreed to amend the note in order to allow the Company to extend the maturity date of the note by an additional six months to February 13, 2023.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2022, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Six Months Ended June 30, 2022 and 2021 and Three Months Ended June 30, 2022 and 2021

Revenue for the six months ended June 30, 2022 and 2021 was $207,236 and $314,376, respectively. This decrease in revenue of $107,140 or 34% was primarily due to decreases in revenue from our Cel-Fi systems. Revenue for the three months ended June 30, 2022 and 2021 was $3,191 and $55,996, respectively. This decrease in revenue of $52,805, or 94%, was primarily due to a decrease in revenue from our Cel-fi systems.

Cost of sales for the six months ended June 30, 2022 and 2021 was $180,579 and $268,252, respectively. This decrease of $87,673, or 33%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended June 30, 2022 and 2021 was $2,989 and $37,805, respectively. This decrease of $34,816, or 92%, was due to the decrease in costs incurred related to the sales of our Cel-fi systems and improved efficiencies in operations.

General and administrative expenses were $426,522 for the three months ended June 30, 2022, as compared to $399,029 for the three months ended June 31, 2021, which resulted in an increase of $27,493 or 7% compared to the same period in 2021. Contributing factors to the increase include an increase in professional fees expense of $64,172, offset by a decrease in office expense of $34,020 and a decrease in warrant expense of $10,728 during the three months ended June 30, 2022 compared to the same period in 2021. General and administrative expenses were $901,775 for the six months ended June 30, 2022, as compared to $926,005 for the six months ended June 31, 2021, which resulted in a decrease of $24,230 or 3% compared to the same period in 2021. Contributing factors to the decrease include a decrease in warrant expense of $68,119, a decrease in contract labor of $25,493, a decrease in compensation of $54,352, and a decrease in rent expense of $16,128, which was offset by an increase in professional fees of $139,609 for the six months ended June 30, 2022 compared to the same period in 2021. The remaining decrease is attributable to cost savings from reduced operating expense to ensure cash needs are met.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2022 were $719,131 compared to $780,764 during the six months ended June 30, 2021. This decrease of $61,633 was primarily due to changes in net loss during the six months ended June 30, 2022 to the same period in 2021.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2022 were $848 compared to the cash flows used by investing activities of $-0- during the six months ended June 30, 2021. Capital expenditures totaled $848 and $-0- during the six months ended June 30, 2022 and June 30, 2021, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2022 were $574,218 compared to $511,228 during the six months ended June 30, 2021. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2022, our cash balance was $124,313. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, an initial public offering, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,681,813 at June 30, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2022 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not separate any embedded conversion feature in our new newly issued convertible notes.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2022, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities.

During the second quarter of 2022, the Company issued a total of $100,000 of 9.5% secured convertible promissory notes to three investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the second quarter of 2022, the Company issued a total of $150,000 of 7% unsecured promissory notes to two investors in accordance with Rule 506(b) of Regulation D of the Securities Act .

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

Date: August 19, 2022

