Form 10-Q
period 2022-09-30
WYTEC INTERNATIONAL INC
filed 2022-11-18
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2022

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

Yes ☐ No ☒

As of November 17, 2022, there were 12,195,166 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$110,434	$270,074
Accounts receivable	176,796	8,812
Inventory	18,874	33,494
Other current assets	8,312	–
Total current assets	314,416	312,380

Property and equipment, net	80,330	115,917
Operating lease, right-of-use assets	15,287	24,061

Total assets	$410,033	$452,358

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$630,984	$252,956
Accounts payable, related party	246,722	186,424
Other payable	335,000	895,000
Operating lease, right-of-use obligation, current portion	12,276	11,781
Contract liability	5,101	6,486
Notes payable, current portion	28,792	33,502
Promissory notes, shareholders, net of unamortized discount	640,999	110,000
Short-term debt	625,000	625,000
Total current liabilities	2,524,874	2,121,149

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	3,106	12,375
Notes payable, long term portion	29,239	49,656
Convertible promissory notes	310,000	–
Promissory notes, shareholder	100,000	150,000
Total long-term liabilities	442,345	212,031

Total liabilities	2,967,219	2,333,180

Commitments and contingencies (See Note L)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par value $.001, 4,100,000 shares designated, 100,000 and 2,380,000 shares issued, 0 and 2,280,000 shares outstanding	100	2,380
Series B convertible preferred stock, par value $.001, 6,650,000 shares designated, 44,535 and 2,856,335 shares issued, 0 and 2,811,800 shares outstanding	45	2,856
Series C convertible preferred stock, par value $.001, 1,000 shares designated, 1,000 shares issued and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 12,195,166 and 6,954,366 shares issued and outstanding	12,194	6,954
Additional paid-in capital	25,054,059	24,278,353
Accumulated deficit	(27,309,735)	(25,716,546)
Repurchased shares	(80,000)	(80,000)
Subscriptions receivable	–	(140,970)
Subscriptions payable	25,400	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,557,186)	(1,880,822)

Total liabilities and stockholders' deficit	$410,033	$452,358

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$175,138	$77,999	$382,374	$392,375
Cost of sales	235,062	62,481	415,641	330,733

Gross profit/(loss)	(59,924)	15,518	(33,267)	61,642

Expenses:
Selling, general and administrative	512,648	552,415	1,414,423	1,478,420
Research and development	–	19,555	–	40,953
Depreciation and amortization	12,046	12,351	36,435	46,932
Operating expenses	524,694	584,321	1,450,858	1,566,305

Net operating loss	(584,618)	(568,803)	(1,484,125)	(1,504,663)

Other income (expense):
Interest income	–	–	–	100
Paycheck Protection Program loan forgiveness	–	160,075	–	160,075
Interest expense	(43,304)	(24,299)	(109,064)	(78,499)
Total other income (expense)	(43,304)	135,776	(109,064)	81,676

Net loss	$(627,922)	$(433,027)	$(1,593,189)	$(1,422,987)

Weighted average number of common shares outstanding - basic and fully diluted	12,069,916	6,810,322	9,978,630	6,650,120

Net loss per share - basic and fully diluted	$(0.05)	$(0.06)	$(0.16)	$(0.21)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–
Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–
Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–
Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–
Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–
Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–
Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–
Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–
Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	–
Balance, June 30, 2022	100,000	$100	44,535	$45	1,000	$1	12,051,166	$12,050	–	$–

Issuance of common stock for services	–	–	–	–	–	–	25,000	25	–	–
Issuance of common stock in exchange for link obligations	–	–	–	–	–	–	119,000	119	–	–
Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	–	–	–	–
Balance, September 30, 2022	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Common Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)
Conversion of Series B preferred stock to common stock	–	–	(461,270)	(461)	–	–	461,270	461	–	–
Conversion of warrants	–	–	–	–	–	–	15,200	15	–	–
Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–
Issuance of common stock for cash	–	–	–	–	–	–	9,375	9	–	–
Issuance of Warrants for services	–	–	–	–	–	–	–	–	–	–
Issuance of Warrants	–	–	–	–	–	–	–	–	–	–
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	–
Balance, March 31, 2021	2,420,000	$2,420	2,951,615	$2,951	1,000	$1	30,734,709	$30,734	24,134,448	$(5,100,218)

Conversion of series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–
Conversion of series B preferred stock to common stock	–	–	(55,280)	(55)	–	–	55,280	55	–	–
Issuance of warrants in connection with conversion of other warrants	–	–	–	–	–	–	–	–	–	–
Warrants exercised	–	–	–	–	–	–	29,006	29	–	–
Cancellation of Treasury stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218
Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	–
Balance, June 30, 2021	2,380,000	$2,380	2,896,335	$2,896	1,000	$1	6,724,547	$6,724	–	$–

Issuance of common stock for services	–	–	–	–	–	–	400	1	–	–
Issuance of common stock	–	–	–	–	–	–	45,375	45	–	–
Conversion of series B preferred stock to common stock	–	–	(40,000)	(40)	–	–	40,000	40	–	–
Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	–	–	–	–
Balance, September 30, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,810,322	$6,810	–	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional				Deposit for Future		Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)
Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	–	140,970
Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	–	31,282
Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	–	32,573
Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	–	25,000
Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	(491,257)	(491,257)
Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$25,400	$–	$–	$(26,207,803)	$(2,142,254)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	(474,010)	(474,010)
Balance, June 30, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$25,400	$–	$–	$(26,681,813)	$(2,616,264)

Issuance of common stock for services	–	–	–	–	126,975	–	–	–	–	–	127,000
Issuance of common stock in exchange for link obligations	–	–	–	–	559,881	–	–	–	–	–	560,000
Net loss for the three months ended September 30, 2022	–	–	–	–	–	–	–	–	–	(627,922)	(627,922)
Balance, September 30, 2022	$100,000	$(179,368)	$44,535	$(79,882)	$25,054,059	$(80,000)	$25,400	$–	$–	$(27,309,735)	$(2,557,186)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Subscriptions	Deposit for Future Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2020	100,000	$(179,368)	44,535	$(79,882)	$26,352,142	$(80,000)	$–	$–	$121,055	$(22,071,742)	$(1,001,955)
Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of warrants	–	–	–	–	75,985	–	–	–	–	–	76,000
Issuance of common stock for cash already received	–	–	–	–	121,031	–	–	–	(121,055)	–
Issuance of common stock for cash	–	–	–	–	46,866	–	–	–	–	–	46,875
Issuance of Warrants for services	–	–	–	–	51,344	–	–	–	–	–	51,344
Issuance of Warrants	–	–	–	–	6,047	–	–	–	–	–	6,047
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	–	–	–	(564,640)	(564,640)
Balance, March 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$26,653,415	$(80,000)	$–	$–	$–	$(22,636,382)	$(1,386,329)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Issuance of warrants in connection with conversion of other warrants	–	–	–	–	10,728	–	–	–	–	–	10,728
Warrants exercised	–	–	–	–	145,001	–	–	–	–	–	145,030
Cancellation of Treasury stock	–	–	–	–	(5,076,084)	–	–	–	–	–	–
Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	–	–	–	(446,256)	(446,256)
Balance, June 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,733,060	$(80,000)	$–	$–	$–	$(23,082,638)	$(1,676,827)

Issuance of common stock for services	–	–	–	–	1,999	–	–	–	–	–	2,000
Issuance of common stock	–	–	–	–	226,830	–	–	–	–	–	226,875
Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–	–
Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	–	–	–	(433,027)	(433,027)
Balance, September 30, 2021	100,000	$(179,368)	44,535	$(79,882)	$21,961,889	$(80,000)	$–	$–	$–	$(23,515,665)	$(1,880,979)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(1,593,189)	$(1,422,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,435	46,932
Amortization of debt discount	13,572	38,048
Amortization of debt issuance costs	22,970	–
Stock based compensation	127,000	70,119
Paycheck Protection Program loan forgiveness	–	(160,073)
Non-cash lease expense	8,774	80,952
Decrease (increase) in operating assets
Accounts receivable	(167,984)	(27,144)
Inventory	14,620	(1,528)
Prepaid expenses and other assets	–	1,581
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	378,028	80,225
Accounts payable, related party	60,298	64,930
Contract liability	(1,385)	(17,168)
Operating lease liability	(8,774)	(63,146)
Net cash used in operating activities	(1,109,635)	(1,309,259)

Cash flows from investing activities
Purchase of equipment	(848)	–
Net cash used in investing activities	(848)	–

Cash flows from financing activities
Proceeds from issuance of unsecured promissory note	50,000	–
Proceeds from issuance of secured convertible promissory notes	310,000	–
Proceeds from Paycheck Protection Program loan	–	160,073
Proceeds from promissory notes, shareholders	450,000	250,000
Payments on notes payable	(25,127)	(28,247)
Proceeds from exercise of warrants	25,000	221,030
Proceeds from issuance of common stock	-	273,750
Proceeds from subscription receivables	140,970	–
Net cash provided by financing activities	950,843	876,606

Net (decrease) in cash	(159,640)	(432,653)
Cash - beginning of period	270,074	595,732
Cash - end of period	$110,434	$163,079

Supplemental disclosures:
Interest paid	$6,282	$6,069
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Exchange of link obligations into common shares	$560,000	$–
Conversion of series B preferred stock to common stock	$2,811	$556
Conversion of series A preferred stock to common stock	$2,280	$40
Issuance of common stock in lieu of interest payment	$–	$43,750
Issuance of detachable warrants with debt	$32,573	$–
Issuance of warrants to gain access to line of credit	$31,282	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 6, 2022. The results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending   December 31, 2022. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2022 and December 31, 2021.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $27,309,735 at September 30, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Point in Time	$169,705	$69,988	$369,804	$366,773
Over Time	5,433	8,011	12,570	25,602
	$175,138	$77,999	$382,374	$392,375

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

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $369,804 and $366,773 during the nine months ended September 30, 2022 and 2021, respectively and $169,705 and $69,988 during the three months ended September 30, 2022 and 2021, respectively. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $303,952 and $306,619 during the nine months ended September 30, 2022 and 2021, respectively and $140,015 and $57,708 during the three months ended September 30, 2022 and 2021, respectively. The amount of revenue earned related to installation and other services was $65,852 and $60,154 during the nine months ended September 30, 2022 and 2021, respectively and $29,690 and $12,280 during the three months ended September 30, 2022 and 2021, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $5,433 and $8,011 during the three months ended September 30, 2022 and 2021, respectively, and $12,570 and $25,602 during the nine months ended September 30, 2022 and 2021, respectively. Network service revenues are recognized each month as services are rendered.

Contract Assets and Liabilities

	September 30,	December 31,
	2022	2021
Contract Liability	$(5,101)	$(6,486)
	$(5,101)	$(6,486)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2022 and December 31, 2021 that the Company expects to recognize over the next year is $5,101 and $6,486, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
Telecommunication equipment and computers	$299,943	$299,095
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(252,743)	(216,308)

	$80,330	$115,917

Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $36,435 and $46,932, respectively, and for the three months ended September 30, 2022 and September 30, 2021 depreciation expense was $12,046 and $12,351, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	September 30,	December 31,
	2022	2021
Various unsecured promissory notes payable due to a shareholder and affiliate of a director of the Company, all carry simple interest of 7% per annum, due at various times between February 2023 and November 2023	$300,000	$250,000

Unsecured promissory note payable due to an investor, carries simple interest of 9.5% per annum, due December 31, 2023	50,000	–

Notes payable to a financial institution, interest rates of 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	58,031	83,158

Unsecured promissory note payable due to a director of the Company, simple interest rate of 7% per annum, due August 2023, net of unamortized debt discount of $19,001	155,999	–

Various unsecured promissory notes payable due to a director of the Company, all carry simple interest of 7% per annum, due at various times between March 2023 and August 2023	200,000	–

Unsecured promissory note payable due to the president of the Company, carries simple interest of 5% per annum, due October 2023	10,000	10,000

Unsecured promissory note payable to the president of the Company, carries simple interest of 7% per annum, due March 2023	25,000	–

Secured convertible promissory notes due to various investors, all carry simple interest of 9.50% and are due on December 31, 2023	310,000	–

$625,000 7% unsecured note payable due to a director of the Company in February 2023	625,000	625,000

Total Debt, net of unamortized discount	$1,734,030	$968,158

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Christopher Stuart, a director of the Company, due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $-0- and $9,910 amortized in the quarters ended September 30, 2022 and 2021, respectively and $0 and $38,048 amortized during the nine months ended September 30, 2022 and 2021, respectively and reported in the statements of operations as interest expense. In September 2021, the maturity date of the note was extended to February 13, 2022. The maturity date of the note was then further extended until February 13, 2023.

On June 18, 2021, Eagle Rock Investments LLC (“ERI”), a shareholder      and affiliate of Christopher Stuart, a director of the Company, advanced funds in the amount of $100,000 to the Company. On August 10, 2021, the shareholder and the Company formalized a promissory note due to the shareholder. The note bears simple interest at a rate of 7% per annum with a due date of February 10, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

In August and September 2021, ERI loaned a total of $150,000, to the Company under two separate promissory notes in the amounts of $100,000 and $50,000 respectively. The notes bear simple interest rate at a rate of 7% per annum with due dates of February 10, 2023 and March 30, 2023, respectively. The maturity date of each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum with a maturity date of October 21, 2023.

In February 2022, the Company commenced a private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, of a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Unit was purchased by Christopher Stuart, a director of the Company, in February 2022. The warrants were valued at $32,573 and recorded as a debt discount. The total amortization of the debt discount during the quarter ended September 30, 2022 was $5,429 and during the nine months ended September 30, 2022 the total amortization was $13,572 and reported in the statements of operations as interest expense.

On April 14, 2022, Christopher Stuart, a director of the Company, loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on August 31, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

On June 10, 2022, ERI loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest rate at a rate of 7% per annum and matures on November 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. The Notes together with all accrued and unpaid interest will be payable on or before December 31 2023 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of September 30, 2022 the Company has issued a total of $310,000 of Notes pursuant to this offering.

In July 2022, the Company borrowed $50,000 from an existing shareholder pursuant to an unsecured promissory note. The promissory note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on March 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In September 2022, Christopher Stuart, a director of the Company, loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on March 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

On September 30, 2022, we extended our Note offering to October 30, 2022. See Note M regarding the further extension of our Note offering.

The total future payments regarding debt are as follows:

September 30,
2023	$1,314,239
2024	436,491
2025	2,301
Total future payments	1,753,031
Less Debt Discount:	$(19,001)
Total Debt, net of unamortized discount	$1,734,030

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

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended September 30, 2022 and 2021, operating lease expense totaled $20,692 and $25,710, respectively, and for the nine-month period ended September 30, 2022 and 2021, operating lease expense totaled $62,742 and $83,888, respectively.

The weighted average remaining lease term is 1.21 years and weighted average discount rate is 5.5% as of September 30, 2022.

Future minimum lease payments as of September 30, 2022 are as follows:

September 30, 2023	$12,815
September 30, 2024	3,195
Total minimum lease payments	16,010
Less: imputed interest	(628)
Present value of minimum lease payments	$15,382
Less: current portion of lease obligation	12,276
Long-term lease obligation	$3,106

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2022 to purchase 2,376,933 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2023. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 of which are exercisable at an exercise price of $5.00 per share, and 40,000 of which are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for making a $250,000 line of credit available to Wytec until December 31, 2022. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $31,282 and were recorded as debt issuance costs, reported under other assets in the balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $8,039 for the quarter ended September 30, 2022 and $22,970 for the nine months ended September 30, 2022, which was amortized to interest expense. The line of credit will carry a 7% interest rate on any drawn balance.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

In July 2022, the Company entered into a rescission agreement (the “Rescission Agreement”) with a consultant in order to rescind and terminate that certain consulting agreement by and between the Company and the consultant, dated October 1, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued 329,503 common stock purchase warrants to the consultant at an exercise price of $1.00 per share exercisable ten days after an initial public offering of the Company’s common stock(“IPO”) until December 31, 2023 on a cash or cashless basis (the “Warrants”). The consultant also agreed to provide consulting services to the Company at a rate of $5,000 per month for a period of six months following an IPO. Pursuant to the Rescission Agreement, the Warrants were cancelled, the Consulting Agreement was terminated, and the Company issued 25,000 shares with a share value of $127,000.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2021	2,653,936

Warrants granted	57,500
Warrants exercised	(5,000)
Warrants expired or cancelled	(329,503)

Balance, September 30, 2022	2,376,933

Exercisable, September 30, 2022	2,376,933

As of September 30, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 0.27 years and 0.27 years, respectively.

NOTE I – STOCKHOLDERS’ EQUITY

During the fourth quarter of 2021, the Company issued stock at a value of $140,970 which was recorded as a stock subscription receivable as the cash had not been received at year end 2021. During the first quarter of 2022, the Company received the $140,970 cash proceeds, removing the stock subscription receivable.

During the first quarter of 2022, the Company issued a total of 5,000 shares of common stock for the exercise of 5,000 common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $25,000.

During the third quarter of 2022, the Company issued 25,000 common shares pursuant to a recession agreement. The shares were valued at $5.08 per share for a total of $127,000 stock compensation. See Note H – Warrants for further information.

During the third quarter of 2022, the Company issued 119,000 shares of common stock in consideration for the exchange of 17 registered links which satisfied $560,000 of payables.

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

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $246,722 as of September 30, 2022, and $186,424 as of December 31, 2021. The Company incurred expense of $60,298 and $106,870 with Richardson & Associates during the nine months ended September 30, 2022 and September 30, 2021. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company. The loans bear an annual interest at a rate of 7% and mature as follows: $100,000 on August 25, 2022 (extended to February 25, 2023), $100,000 on February 10, 2023, and $50,000 on March 30, 2023. Each promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. In 2021, ERI exercised 30,000 common stock purchase warrants at an exercise price of $5.00 per share for 30,000 shares of the Company’s common stock.

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

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. During 2021, the accrued interest on the 7% promissory note was credited to ERI and converted into units, each unit consisting of one share of common stock and one common stock purchase warrant, at the conversion rate of $5.00 per unit every six months pursuant to the Company’s prior private placement of units or a total of 13,125 units through December 31, 2021. As of September 30, 2022, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

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

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum with a maturity date of October 21, 2023.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on March 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

In September 2022, Christopher Stuart, a director of the Company, loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on March 30, 2023. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times.

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $308,520, 81%, and $272,843, 70%, of revenue in the nine months ended September 30, 2022 and September 30, 2021, respectively, from a single customer. An additional $68,642, 18%, of revenue was derived from an additional customer in the nine months ended September 30, 2022. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

The other payable of $335,000 consists of amounts billed and collected before services were completed. Such amounts were recorded in deferred revenue until the revenue recognition requirements were to be met.

See Note C in regards to commitments related to contracts with customers.

NOTE M – SUBSEQUENT EVENTS

In October 2022, the president of the Company entered into an agreement, as amended in November 2022, to exchange 1,000 shares of the Company’s Series C Preferred Stock owned by him for 3,000,000 shares of the Company’s common stock. The exchange will close on the earlier of the effective date of the initial public offering of the Company’s common stock on the NASDAQ Capital Markets or October 6, 2025.

In October 2022, we entered into an exchange agreement (the “Stuart Agreement”) with Christopher Stuart, a director of the Company, pursuant to which Mr. Stuart exchanged $385,658 of promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

In October 2022, we entered into an exchange agreement (the “ERI Agreement”) with ERI, pursuant to which ERI exchanged $320,242 of promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New ERI Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New ERI Note has not otherwise been automatically converted into shares of Wytec’s common stock, ERI will have the option, on or before the maturity date, to convert all or a portion of the outstanding New ERI Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, ERI will be issued a number of new Warrants from Wytec equal to the dollar amount of the conversion divided by $5.00.

On October 30, 2022, we extended our Note offering to January 28, 2023. See Note E for a description of the Notes and the offering.

In November 2022, we borrowed $30,000 from a lender pursuant to an unsecured convertible promissory note. The promissory note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. The maturity date of the promissory note may be extended by an additional six months in our sole discretion up to two times. The lender will have the right to elect at any time until the maturity date, but no later than two (2) business days after the effective date of the initial public offering (“IPO”) of our common stock, to convert all or any portion of the outstanding principal and accrued interest on this promissory note into such number of fully paid and nonassessable shares of our common stock as is determined by dividing the dollar amount of the conversion by the initial IPO price per share of our common stock.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2022, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Nine Months Ended September 30, 2022 and 2021 and Three Months Ended September 30, 2022 and 2021

Revenue for the nine months ended September 30, 2022 and 2021 was $382,374 and $392,375, respectively. This decrease in revenue of $10,001 or 3% was primarily due to decreases in revenue from our Cel-Fi systems. Revenue for the three months ended September 30, 2022 and 2021 was $175,138 and $77,999, respectively. This decrease in revenue of $97,139, or 125%, was primarily due to a decrease in revenue from our Cel-fi systems.

Cost of sales for the nine months ended September 30, 2022 and 2021 was $415,641 and $330,733, respectively. This increase of $84,908, or 26%, is due to the increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended September 30, 2022 and 2021 was $235,062 and $62,481, respectively. This increase of $172,581, or 276%, was due to the increase in costs incurred related to the sales of our Cel-fi systems and improved efficiencies in operations.

General and administrative expenses were $512,648 for the three months ended September 30, 2022, as compared to $552,415 for the three months ended September 30, 2021, which resulted in a decrease of $39,767 or 7% compared to the same period in 2021. Contributing factors to the decrease include a decrease in professional fees expense of $104,976 and a decrease in fees of $56,933, offset by an increase in stock compensation of $127,000 during the three months ended September 30, 2022 compared to the same period in 2021. General and administrative expenses were $1,414,423 for the nine months ended September 30, 2022, as compared to $1,478,420 for the nine months ended September 30, 2021, which resulted in a decrease of $63,997 or 4% compared to the same period in 2021. Contributing factors to the decrease include a decrease in fees of $40,525, a decrease in compensation of $61,134, a decrease in warrant expense of $68,120, and a decrease in rent expense of $21,146, which was offset by an increase in stock compensation of $127,000 for the nine months ended September 30, 2022 compared to the same period in 2021. The remaining decrease is attributable to cost savings from reduced operating expense to ensure cash needs are met.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2022 were $1,109,635 compared to $1,309,259 during the nine months ended September 30, 2021. This decrease of $199,624 of cash used was primarily due to changes in net loss during the nine months ended September 30, 2022 to the same period in 2021.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2022 were $848 compared to the cash flows used by investing activities of $-0- during the nine months ended September 30, 2021. Capital expenditures totaled $848 and $-0- during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2022 were $950,843 compared to $876,606 during the nine months ended September 30, 2021. This increase of $74,237 was primarily due to an increase in proceeds from the sale of shares of the Company’s common stock and the exercise of warrants, and the issuance of debt during the nine months ended September 30, 2022 as compared to same period in 2021.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2022, our cash balance was $110,434. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, an initial public offering, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

Other Payable of $335,000 consists of amounts billed and collected before services related to registered links previously sold by the Company (“Registered Links”) have been completed. During 2019, $895,000 of deferred revenue was reclassified to other payables due to the Company exiting the business of installing registered links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock. The Company intends to settle the remaining liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $27,309,735 at September 30, 2022, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2022 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2022, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities.

During the third quarter of 2022, the Company issued a total of $210,000 of 9.5% secured convertible promissory notes to three investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the third quarter of 2022, at total of 17 Registered Links were exchanged for a total of 119,000 shares of the Company’s common stock issued to nine   investors in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Agreement with Southwest Research Institute (5)
10.6	Exchange Agreement, dated October 6, 2022 by and between Wytec International, Inc. and William H. Gray (6)
10.7	Exchange Agreement, dated October 6, 2022 by and between Wytec International, Inc. and Christopher Stuart (6)
10.8	Exchange Agreement, dated October 6, 2022 by and between Wytec International, Inc. and Eagle Rock Investments, L.L.C. (6)
10.9	Amendment to Exchange Agreement, dated November 15, 2022, by and between Wytec International, Inc. and William H. Gray *
14.1	Code of Conduct(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.

(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 13, 2022.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 18, 2022

.