Form 10-K
period 2022-12-31
WYTEC INTERNATIONAL INC
filed 2023-08-10
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From _______________ to ________________.

WYTEC INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	001-39478	46-0720717
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on August 8, 2023 was 12,237,773 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

i

PART I

Item 1. Business.

General

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company,” “we,” “us,” or “our”), is a designer and owner of patented small cell technology focused on developing private 5G LTE networks capable of better supporting public safety and improving educational opportunities across the United States. Wytec offers in-building and citywide 5G solutions utilizing multiple 5G equipment vendors in combination with its patented LPN-16 small cell technology to complete its network designs. Wytec was incorporated in November 2011 with the purchase of five (5) United States patents (all of which have since expired) directly related to local multipoint distribution service (“LMDS”), utilized in broadband wireless access technology and originally designed for digital television transmission. In June 2014, Wytec filed a provisional patent for its small cell technology which we now call the “LPN-16.” In December 2017, we were granted a patent for our LPN-16 by the United States Patent and Trademark Office (“USPTO”), patent number 9,807,032. The patent is described as an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System (“UHTMTS”). The design of the LPN-16 has been purposed as a small cell device to be installed on strategically placed utility poles throughout the United States in support of a hybrid dense network necessary for the next generation of mobile communications known as 5G. In December 2020, Wytec was granted a second patent by the USPTO, patent number 10868775 B2, which is an expansion to our original 2017 patent. Wytec designs its 5G networks to be capable of supporting private long-term evolution (“Private LTE”) allowing private ownership of the network. Private LTE networks have become enhanced due to the most recent Federal Communications Commission (“FCC”) commercialization of the Citizens Broadband Radio Service (“CBRS”) spectrum now integrated in smart devices including 5G smartphones. As a result of both Private LTE and CBRS, municipal governments, school districts and private sector companies are now potential customers for Wytec. While Wytec is a public reporting company, its common stock is not yet quoted for public trading.

Industry Overview

Since the 1990s, a popular global movement to close what is known as the “Digital Divide” has been ongoing, but has yet to materialize into a universal and ubiquitous solution. The Digital Divide refers to the gap between those who are able to benefit from adequate internet access and those who are not. This movement has energized concerns in the educational industry as more than 40 million Americans and an estimated 12 million students still have limited or no access to broadband, according to Broadband Now and a report by the Boston Consulting Group. Recently, the movement has been further energized by the massive economic disturbance of the Coronavirus. Thus, on March 27, 2020, the 116th U.S. Congress passed a $2.2 trillion economic stimulus bill known as the CARES Act. Immediately, billions of dollars of funding requests came in from counties, cities, and ISDs in hopes of further resolving the raging Digital Divide issue and its devastating effect on underserved citizens and students across the United States. A portion of these much-needed funds will be utilized to upgrade America’s communication infrastructure necessary for supporting an increased expansion into the nation’s underserved broadband areas and to support the next generation of cellular services called 5G.

As a result of this increased need for greater data capacity, cellular carriers have been aggressively pursuing new technologies to manage this massive data growth. The next generation of wireless communication services, 5G, has now been introduced and is touted to be a significant component to resolving America’s future communications needs in fixed broadband and cellular connectivity. For the U.S. cellular industry to meet this challenge, we believe a radical change in network architecture is needed.

Current 4G LTE data traffic depends on “Macro” cell towers for virtually all of the country’s cellular transmission. These towers, which are easily recognized across America’s landscape, stand several hundred feet in height and support antennas six to nine feet in length. These mammoth towers cost mobile operators billions of dollars to construct and millions more to operate. Macro towers were originally designed to support cellular signals in a radius of two to three miles or more and provide service for thousands of subscribers. This design is no longer adequate in meeting current consumer demand or the anticipated speeds of 5G.

To overcome this inadequacy, 5G network architecture must condense the coverage area with the use of Small Cells, with two primary objectives in mind: to increase data capacity and to reduce the transmission time between cell towers and consumers’ cellular devices. Most communication experts agree that Small Cells will be the driving force behind 5G services enabling gigabit speeds on essentially all cellular communication devices, including Smartphones. Small Cells are designed to be mounted on utility poles and other structures no higher than 30 feet in height permitting the flexibility of placement throughout a city supporting citywide ubiquitous coverage. This new architecture has now become the primary infrastructure design for “all” citywide 5G deployments. According to an article by Price Waterhouse Coopers (“PwC”), “5G networks can’t succeed without a small cell revolution.”

Connectivity for All

Wytec owns patented small cell technology known as the “LPN-16.” Its neutral-host design is its key differentiator from other small cell technologies, with its ability to support multiple spectrum (frequency) usage owned and utilized by multiple mobile operators simultaneously. We expect this multi-operator architecture to be overwhelmingly accepted by city governments due to the desire of multiple carriers to be located on the same utility pole to expand their 5G coverage. Carriers are also expected to avidly embrace Wytec’s solution due to a substantially reduced installation cost and speed of deployment.

Another key feature and differentiator of Wytec’s LPN-16 design is its ability to rapidly expand Private LTE networks. Already, the City of San Antonio, in a recent article, has indicated a major initiative in deploying a citywide private network to be integrated with its school districts in support of greater distance learning capabilities and increased public safety. Though much of the funding support could rely on federal relief programs, Wytec believes that it can present a way of “self-funding” these needed initiatives through a collaboration involving existing Independent School Districts’ (“ISDs”) federal funds (already in place), revenue derived from a Private LTE network (owned by both the city and ISD), and private funding from the capital markets.

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

Revenue Opportunities

In October 2019, Wytec, participated in a Request For Proposal (the “RFP”) issued by the Laredo ISD in Laredo, Texas involving in-building cellular enhancement for the ISD. Wytec won the RFP with the lowest bid and desired technology choice and was awarded the contract consisting of 42 buildings within the district with a contract value of approximately $1M. Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”) consisting of 150 other ISDs. Due to language within the Contract under Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet. The Laredo ISD winning bid was $0.39 per square feet. In October 2022, the contract was renewed and extended to October 2024 with the price per square foot increased to $1.54. Assuming all CTPA members took advantage of the $1.54 price per square foot updated pricing, Wytec could realize revenues of approximately $1,192,241.88 through October 2024. Wytec is now building out its second school district under the benefit of Section 791.001 of the Texas Code and is aligning itself to manage a more aggressive build-out over the extended contract period.

In addition to Wytec’s revenue potential involving cellular enhancement and Private LTE, the Company plans to utilize its LPN-16 technology to offer public-private partnerships (“PPP”) to municipalities to enable access to Mobile Virtual Network Operators (“MVNOs”), including both the cable industry and Wireless Internet Service Providers (“WISPs”). Today, cable operators are aggressively pursuing mobile cellular solutions due to their eroding subscriber base to the carriers. Cellular service is currently offered to cable operators through wholesale access by virtually all carriers, but cable operators struggle to achieve acceptable profit margins due the competitive nature of obtaining cellular customers. Wytec’s LPN-16 Small Cell, through its neutral host features, promotes equal cost benefits for both carriers and cable operators without favoring greater profit margins to one or the other. The Company anticipates wide acceptance of the LPN-16 by city governments due to its multi-carrier service availability. There are 450 cable operators aggressively pursuing MVNO services in the United States. This initiative by cable operators is anticipated to create a substantial revenue opportunity for Wytec.

As described above, we believe that Wytec’s LPN-16 small cell offers two significant revenue opportunities involving both a potential sale of the LPN-16 to private LTE clients (such as schools and cities) and as a 5G (Wytec owned) network to support PPP initiatives with municipalities to support wholesale clients such as carriers, cable operators, and WISPs. In a recent publication by Allied Market Research, studies suggest that the small cell 5G Market will reach $6.87 billion by 2026.

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

The LPN-16, recognized by USPTO patent number 9,807,032, as expanded by USPTO patent number 10868775 B2, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. However, due to the recent FCC commercialization of the CBRS spectrum, Wytec is able to expand its Private LTE network configuration more rapidly to support other technologies such as distributed antenna systems (“DAS”) for public safety, gunshot detection, remote learning, and multiple other Internet of Things (“IOT”) applications. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the IOT, and a host of other related telecommunications services.

We believe Wytec offers a powerful alternative to the in-building cellular enhancement market which consists of signal boosters, small cells and related indoor DAS. DAS is designed to strengthen cellular signals in facilities where materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an “iDAS”) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take months to obtain and cost substantially more.

We believe that our in-building solution, costing about one third (1/3) that of traditional DAS, is a viable alternative solution without the tedious and sometimes delayed support of the carriers. The Company has already deployed the service in more than 20 building facilities. Wytec has established valuable vendor relationships for in-building solutions with Nokia, Ericsson, Samsung and Nextivity.

Wytec, with its preferred vendor relationships, plans to generate significant revenues deploying in-building, Private LTE and public safety services in 2023.

Customer Concentration

During the year ended December 31, 2022, we received approximately 76% of our gross revenue from our cellular enhancement contract with the Laredo Independent School District (“Laredo”) in Bexar County, Texas. Total revenue for the year ended December 31, 2022 was $413,858, and revenue from the Laredo contract during this period was $315,814. Purchase orders for other Alliance ISDs aggregate under this single contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with that contract because many different ISDs are available to purchase our products and services through the contract without competitive bidding and other lengthy procedures. Accordingly, our customer base is already diversifying with the recent signing of the Round Rock ISD. Our terms for cellular enhancement services, as reflected in the Laredo contract, are already pre-approved by the Central Texas Purchasing Alliance (“CTPA”) comprised of approximately 150 school districts in central Texas. We have, however, only done a few projects for private commercial enterprises (although we’ve done some notable buildings, such as the Johnson Space Center in Houston, Texas), and have not extensively pursued business in that sector of the market. The loss of our relationship with the CTPA would have a material adverse impact on our future results of operations, financial condition and business performance.

Southwest Research Institute (“SwRI”), located in San Antonio Texas, engaged us to serve as the general contractor for a “pilot” project directed by Bexar County, to develop a Private LTE network with Southwest Independent School District (“SWISD”) within the County to support enhanced internet broadband services to be delivered on a fixed wireless network utilizing the recently commercialized FCC CBRS. Wytec hired the Nokia Corporation to assist in the pilot project utilizing Nokia’s small cell technology. Bexar County hired SwRI to advise it with respect to the Private LTE project, and SwRI hired us to implement it. The pilot project did not result in any further projects from Bexar.

We obtained Laredo as a customer for our cellular enhancement service prior to the Bexar County pilot project, and our service for Laredo is ongoing. We expect our customer base to gradually diversify among the various schools that seek cellular enhancement services for public safety and convenience reasons, and among other entities, including commercial enterprises that may also purchase our Private LTE solution.

Agreement with Laredo School District

We entered into an In-Building Wireless Solution Agreement with Laredo on or about September 19, 2019 (the “Agreement”). The Agreement is the result of a Request for Proposal (“RFP”) circulated by Laredo in 2019 for the design, installation and maintenance of a cellular enhancement system for Laredo’s schools and school buildings. It contains detailed specifications and performance requirements for the system. We won the contract through competitive bidding and submission of a comprehensive response to the RFP. The price of the system for Laredo is fixed by turnkey cost covenants by us in the Agreement. We are required to provide ongoing maintenance services for the system. These services are promised by us at fixed turnkey prices in approved budgets at contract commencement. The Agreement has an initial term of three years, subject to evaluation and renewal for up to two more years through September 19, 2024. Additional items not subject to the turnkey provisions can be ordered by Laredo or other ISDs that work under our contract by submission of purchase orders to us. Specified insurance certificates must be obtained and maintained during the term of the contract. We are required to furnish standard minimum manufacturer’s warranties to Laredo, and Laredo does not waive any warranties, whether express or implied. Laredo has the right to terminate the Agreement for “cause” or without “cause” at any time. The Agreement provides that we indemnify Laredo for losses, costs or liabilities it may incur due to our performance of services or provision of goods. Laredo is not obligated to indemnify us. The Agreement confers on Laredo the right to audit our project books and records, and contains a “No Arbitration” clause. It also prohibits conflicts of interest in any matter involving or affecting the projects.

Memorandum of Understanding with Trabus Technologies

In March 2023, we entered into a Memorandum of Understanding (“MOU”) with Trabus Technologies to expand the capabilities of our patented LPN-16 to include a peer-to-peer technology developed and patented by Trabus Technologies. We believe that the new technology known as Spectrally Efficient Peer to Peer or “SEPP” will significantly enhance and rapidly expand Wytec’s small cell coverage due its ability to convert any cellular device into an additional transmitter instantaneously preventing any point of failure on Wytec’s Private LTE network. The final agreement between Wytec and Trabus Technologies is expected to specify multiple phases of development prior to conducting a pilot project directed at an independent school district and its surrounding city. Wytec plans to identify a pilot project upon concluding phase 2 of a proposed phase 3 development period to commercialize the enhanced LPN-16 technology before the end of 2023.

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

Small Cell Market. Fortune Business Insight expects the global small cell 5G network market size to reach $17,944.5 million by 2028, exhibiting a compounded annual growth rate of 54.4% during the forecast period. According to Fortune Business Insights, surging investments by governments in IT projects can have a tremendous impact on the market growth in the foreseeable future.

Competition by Service (Internet). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. Although we incorporate the development of a wide area network similar to the carriers, our differentiator would be the incorporation of a small cell deployment integrated with our SEPP technology. As of the date of this Report, we know of no other network provider utilizing small cells integrated with peer-to-peer technology as presented by the patented SEPP technology.

Competition for Tower Site Location Rentals (Access). For the deployment of Wytec’s small cell, adequate access to rights-of-way on buildings and utility poles is necessary. There are a number of other local, regional, and national parties interested in building/utility pole space access. This includes the equipment used by various public utilities, including electric utilities, major cellular carriers, fiber optic companies and cable companies, and may also include equipment placed by the municipality for public safety.

Intellectual Property

Although the five (5) U.S. patents related to LMDS or millimeter technology, we own are now expired, in May 2017, we were granted a patent for our LPN-16 technology and device by the USPTO, patent number 9,807,032. In December of 2020, we were granted a second patent for additional claims to its LPN-16 and device by the USPTO, patent number 10868775 B2. We may be subject to legal proceedings and claims in the ordinary course of business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or curtail our product and service offerings. We may also need to redesign some of our products or services to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could adversely affect our business.

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

Employees

As of December 31, 2022, we have six full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we can earn additional revenue through organic growth, acquisitions and strategic alliances during 2023, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Seasonality

Our operations are not expected to be materially affected by seasonality.

Item 1A Risks Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Risks Related to Our Business and Marketplace

If we are unable to renew lease agreements for the locations where our equipment is installed, our business could be harmed. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on select rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements designed to send and receive wireless signals necessary for the operation of the network. While we have tested this network, we have not yet launched it for daily commercial operations and have not yet built any other networks, although we are currently doing several cellular enhancement installations, and are building a Private LTE network for Bexar County, Texas. Nevertheless, we would typically seek five-year initial terms for our leases with three (3) to five (5) year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain or renew such leases on satisfactory terms, our business would be harmed.

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

The Private LTE services and LPN-16 telecommunications equipment and services that we are selling are relatively new in our portfolio, and the revenue model for them is uncertain. We do not have extensive experience in pricing Private LTE services, nor have we yet deployed LPN-16 with our networks or charged anyone for its capabilities. There is a risk that we may not price and bill sufficiently for those products and services to earn a profit, especially in the early stages of our sale and installation of them. We may continue to incur operating losses even as our sales and revenue increase.

Our Link Program was terminated, and we may have liability with respect to the remaining outstanding Links. Through January 2016, Wytec had been relying primarily on the sale of registered links and related equipment and services (“Links”) through Wylink, Inc., a former wholly owned subsidiary which we dissolved in 2020, for revenue and working capital. Wylink terminated the offer and sale of Links in January 2016, except for two sales in July 2016. From June 2016 to December 2017, Wytec had been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e., one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2018). Subsequently, in 2018, 2019 and 2022, Wytec has been making exchange offers for Links by offering shares of common stock and warrants for them. As of December 31, 2022, we had repurchased all but 22 outstanding  Links that currently remain with third party owners. Those outstanding Links include 8 that are activated and 14 that are not yet and may not be activated. We are generally retaining activated (“live”) Links that are repurchased by us and letting pending Links lapse for the present. Once Links were sold, Wytec incurred substantial costs to provide equipment and make related lease payments on activated Links. The Company has recently shifted its focus to in-building cellular and Private LTE services, respectively, and to LPN-16. Consequently, the Company has discontinued the Link program. In fact, it plans to continue to try to repurchase them to give Linkholders a better opportunity to monetize their purchase of them and to strengthen the Company’s balance sheet by having holders exchange them for equity. We have recorded a current liability for “other payables” on our balance sheet for the remaining outstanding Links. There is no assurance that the Company will be able to retire the rest of the outstanding Links, or that it will not have claims asserted by Linkholders against it for forced activations and lease renewals or refunds.

Our success depends in part on the results of current and planned tests of our proprietary LPN-16 technology. Testing thus far has included environmental and radio frequency interference testing with our manufacturer and multiple speed tests utilizing an integrated 2.4GHz and 5GHz Qualcomm 802.11ac chipset which we completed in December of 2014. Additional tests will include proof of concept testing for network load balancing, public safety Band 14, the newly commercialized CBRS band, and mobile network operator mobile data offloading, and WiFi and backhaul network testing. While we expect future tests of our LPN-16 to go well since preliminary testing of the technology in San Antonio, Texas was positive, the LPN-16 may not work as we have currently designed and constructed it, causing us material delays and harm. If the LPN-16 fails the upcoming tests or the tests are materially delayed, it could have a material adverse impact on our financial condition, operating results, and business performance. The timing of the commencement of the launch of the LPN-16 product line is currently uncertain, and may be delayed until we have more capital to fund it. There is no assurance that our LPN-16 or any other proprietary technology that we develop will be successful, will work as planned, or can be commercialized or monetized profitably.

If our planned comprehensive testing of the LPN-16 with Trabus Technologies does not yield favorable results, the execution of our business plan could be delayed or otherwise adversely effected. We are planning to conduct comprehensive trials in the near future with Trabus Technologies to test the efficacy of the LPN-16, and while we expect good results with respect to transmission speed, capacity, latency, clarity, and related performance parameters, there is no assurance that the actual results will not be less than expected. There is no assurance as to the date on which the trials will be conducted and completed. The trials with satisfactory results are a necessary predicate to commercializing and deploying our LPN-16 small cell technology. There is no assurance as to the performance results that will be experienced in the upcoming trials. If the results are not satisfactory, we will be delayed in the execution of our business plan, our costs will rise as we make necessary adjustments to the prototypes, and our anticipated revenue will be reduced or delayed.

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

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. One customer (i.e., Laredo) generated approximately 76% of our revenue in the year ended December 31, 2022. Purchase orders aggregate under the Laredo contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with the Laredo contract because many different ISDs are able to purchase our products and services through that contract without competitive bidding or other lengthy procedures. In that regard, we have preferred vendor status with the Central Texas Purchasing Alliance (“CTPA”) of which Laredo is a member, along with approximately 150 other school districts in Texas. Nevertheless, this high concentration of revenue from a single customer creates a risk that our revenue may decrease substantially if we were to lose this customer. We cannot assure that our current main customer will continue to purchase our products and services in the future.

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

Our ability to protect our intellectual property is uncertain. We assigned the five patents we acquired in 2011 to our former subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation (“GPC”). GPC, the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. After extensive research and analysis, GPC elected not to assert infringement claims for the five patents on behalf of us and itself through Wytec, LLC. All five of these patents have since expired. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us, we re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. We have applied for additional patents and may do so in the future. On October 31, 2017, we received our first patent on the LPN-16 (patent number 9,807,032). In December of 2020, we were granted a second patent (patent number 10868775 B2), for our additional claims to our original 2017 patent. There is no assurance that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. Although we plan to develop new software for the LPN-16 with blockchain functionality and predictive intelligence that would be exclusively owned by us, the current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device, for which our license is only exclusive for the first three years of sales, after which it is nonexclusive in perpetuity. This arrangement may enable our competitors to enter the market more readily for this type of equipment.

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

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We currently have debt as of August 8, 2023 of $909,655 of promissory notes due and payable on various dates from August 2023 through December 2023 and $1,712,415 of convertible promissory notes due and payable on various dates from December 2023 through December 2024.

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

We may face litigation in the future. We may incur substantial legal fees and costs in connection with future litigation, if any. The Company carries officers’ and directors’ liability insurance, as well as other forms of insurance customarily carried by companies such as Wytec, but there is no assurance that our insurance policies will be adequate to cover all of our litigation costs. There is also a risk that we could face litigation and regulatory claims that could have a material adverse effect on our financial condition, operating results, and business. For example, a former Linkholder and current common stockholder of the Company has requested a refund of her payments to Wytec. While the Company does not believe that this individual is entitled to a refund, the Company has been amenable   to refunding her, but not in excess of the amount she paid to Wytec. To date the Company has refunded $80,000 to her, but she has not properly returned the shares of common stock so they may be canceled. If this individual commences litigation or the Company becomes involved in other litigation, there could be a material adverse effect on the Company.

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

Impact of COVID-19 on Wytec’s business. Wytec expects delays in the commencement of various installations because of material and equipment shipping delays as a result of the COVID-19 pandemic. As the response to COVID-19 continues to disrupt commerce at all levels of industry, we expect that we will continue to experience delays in our supply chain. Although we are taking measures to mitigate the effect of COVID-19 on our business as much as possible, we are unable to predict the overall impact of the pandemic on us at this time.

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

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 100,000 of which are issued and none of which are outstanding as of December 31, 2022, 6,650,000 of which have been designated as Series B Preferred Stock, 44,535 of which are issued and none of which are outstanding as of December 31, 2022, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2022.

As of December 31, 2022, there were 950 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2022, there were 12,195,166 shares of our common stock issued and outstanding.

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2022, the Company issued a total of $40,000 of 9.5% secured convertible promissory notes to two investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and $30,000 of 9.5% secured convertible promissory notes to one investor pursuant to a private placement in accordance with Rule 506(b) of the Securities Act.

Warrants

As of December 31, 2022, we have outstanding 2,376,933 warrants to purchase our common stock all of which are exercisable on a cash or cashless basis until various dates through December 31, 2024. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable at an exercise price of $1.00 per share, 92,500 are exercisable at an exercise price of $2.50 per share, 244,433 are exercisable at an exercise price of $5.00 per share, and 40,000 are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

The following discussion should be read in conjunction with our audited financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking statements and information that involves risks and uncertainties.

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company.” “we,” “us,” or “our”) is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and wireless transmission within a concentrated coverage area of approximately 1,000 feet in circumference. The hardware consists of a chassis or framework approximately three (3) feet in height and a radius of approximately 32 inches. It is designed to be installed on a utility pole to provide dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them within densely populated areas as compared to a traditional macro site cellular tower covering a much larger area of approximately two (2) miles. The growth of small cells is a response to delivering substantially greater speeds to smartphones and other smart devices in preparation of the next generation of cellular technology now referred to as 5G.

When Wytec was first founded, we obtained five (5) United States patents, all of which have expired, related to local multipoint distribution service (“LMDS”) originally designed for digital television transmission, and later discovered to be useful in wireless broadband technology. In December 2017, we were granted a patent for our proprietary LPN-16 data transmission technology and in December 2020, we were granted a second patent, which is an expansion to our original 2017 patent. Today Wytec utilizes Millimeter and Microwave spectrum as a wireless point to point backhaul for transmitting to its LPN-16 small cell technology. This configuration has been tested in San Antonio, Texas and we believe it is a key component of Wytec’s 5G initiatives desired by large commercial buildings, school districts, and municipalities. Wytec’s current network configuration includes the development of Private LTE technology to be utilized for private network access allowing only authorized users to utilize the network.

We expect 5G to have a transformative impact on the economy and we believe that the 5G network will rely substantially on small cell technology to facilitate this impact.

We believe our LPN-16 small cell can solve many of the long-term challenges faced by operators needing access to implement their 5G initiatives. It can also assist cities challenged with on-going technology upgrades, network growth demands, political hurdles and new business models needed to realize the benefits of a 5G network. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the standards for 5G deployment and, for operator needs, adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing public safety and First Responder initiatives. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support neutral host features and performance. The FCC’s goal of “shared used” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs and promote access to infrastructure which reduces barriers to deployment and incentivize the sharing of resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2022, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Revenue is recorded and recognized when installation is complete. Maintenance and monitoring rates are pre-set based upon the building’s square footage. Cost of sales includes all equipment and labor that is connected to a project and all other costs are general and administrative. Laredo Independent School District projects are subject to contracted rates.

Warrants: The Company estimates and applies its judgement when determining the inputs to the Black Scholes calculation that is used to calculate the expense for the warrants issued. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and prior transaction method approaches. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issuance.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues for the year ended December 31, 2022 were $413,858 compared to revenues of $394,148 for the year ended December 31, 2021, which resulted in an increase of $19,710, or 5%. Our revenues increased in 2022 compared to 2021 due to an increase in revenue from our Cel-Fi Services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $386,327 in 2022 and $340,351 in 2021, which resulted in an increase of $45,976. Our revenues also decreased from network and other services including fixed wireless services which totaled $27,533 in 2022 and $53,797 in 2021, representing a decrease of $26,264. The revenue decrease in network services was predominately due to shipping delays associated with our primary contract with the Laredo Independent School District (“Laredo”) during COVID-19.

Cost of sales for the year ended December 31, 2022 was $339,796, a decrease of $29,592 or 8%, from $369,388 for the year ended December 31, 2021. Our cost of sales decreased primarily due to decreased costs related predominately to the decrease in revenues related to our contracts with Laredo and COVID-19.

Selling and general and administrative expenses were $1,932,595 for the year ended December 31, 2022 compared to $3,634,402 for the year ended December 31, 2021, which resulted in a decrease of $1,701,807 or 47%. The decrease in our selling and general and administrative expenses was largely a result of a decrease in our warrant expenses, decrease of $1,547,359, due to the issuance of common stock purchase warrants for consulting services rendered in 2021 which did not occur in 2022. Salaries and wages expense decreased by $51,968 or 6% from $915,019 for the year ended December 31, 2021 to $863,051 for the year ended December 31, 2022. The decrease in salaries and wages is due to a decrease in larger salaried employees and a reduction of compensation in the form of warrants. The resulting decrease was also a result of the decrease in professional and consulting fees of $125,827, which were $486,904 during the year ended December 31, 2022 and $612,731 during the year ended December 31, 2021. The decrease was the result of less fees associated with taking the Company public.

Research and development costs were $0 for the year ended December 31, 2022 compared to $40,953 of research and development costs for the year ended December 31, 2021, which resulted in a decrease of $40,953, or 100%. The decrease in research and development costs is due to a decrease in expenses incurred in the development of our LPN-16.

Depreciation expense was $48,205 for the year ended December 31, 2022 compared to $60,000 for the year ended December 31, 2021, resulting in a decrease of $11,795 or 20%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2022, we had a working capital deficit of $3,039,307. As of December 31, 2022, $335,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the Link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links and related equipment and services (“Links”). The Company intends to relieve the liability through a combination of common and preferred stock and cash.

We estimate that we could need approximately $5,200,000 of capital or financing over the next twelve months to fund our planned operations, including the commercialization of our LPN-16 for supporting our Private LTE services and paying down $1,945,900 of existing note payables that is expected to come due in the next twelve months as well as to pay out the $335,000 included in other payables for monies due to Link holders. Until the $335,000 is converted to common stock, the amounts are due on demand and, therefore, while unlikely to be demanded, the monies are included as an outflow over the next twelve months. Additionally, Wytec will look to extend the debt of $1,945,900 that comes due in 2023, however, until negotiated, it is included as a cash need for the next twelve months. Approximately $2,800,000 of the cash needs relates to operational needs, including paying down current accounts payable of approximately $814,000, current portions of notes taken on equipment of $27,751, accrued interest of $93,000, and $1,880,000 of operations, that cannot be extended.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2022 were $1,337,945 compared to $1,741,331 during the year ended December 31, 2021.

Cash Flow from Investing Activities

Our investing activities consist principally of equipment.

Cash flows used by investing activities during the year ended December 31, 2022 were $848 compared to the cash flows used by investing activities of $953 during the year ended December 31, 2021.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2022 were $1,162,467 compared to $1,416,626 during the year ended December 31, 2021. During the year ended December 31, 2022, we issued $25,000 in common stock and during the year ended December 31, 2021, we issued $1,029,280 in common stock. During the year ended December 31, 2022, we also obtained financing for $1,030,000 and received $140,970 for common stock issued in 2021 while during the year ended December 31, 2021, we obtained financing for $260,000 and received $121,055 for common stock issued in 2020.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2022, our cash balance was $93,748. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to Links previously sold by the Company had been completed, was reclassified to other payable due to the Company’s exiting the business of installing Links. During 2022, a total of $560,000 of this obligation to Link holders was relieved through the issuance of common stock pursuant to a Link buy-back offering, leaving a balance of $335,000 at December 31, 2022. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common and preferred stock and cash.

Repurchase of Registered Links

During 2019, the Company refunded the purchase price of one Link for a total cash payment of $35,000, for the return of the Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Links before the Links were installed and absent the acceptance of repurchase under a Link buy-back offering. This action resulted in a corresponding reduction of unearned revenue. During 2021 and 2022, no Link refunds were given.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $27,798,201 at December 31, 2022, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2022 and which are not yet effective. The following is a list of pronouncements that the Company will adopt:

Effective as of January 1, 2023, the Company will adopt the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wytec International, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31. 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022.

Houston, Texas

August 10, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wytec International, Inc. (the Company) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

El Segundo, California

April 6, 2022

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets

Current assets:
Cash	$93,748	$270,074
Accounts receivable	1,500	8,812
Inventory	95,939	33,494
Total current assets	191,187	312,380

Property and equipment, net	68,560	115,917

Operating lease, right-of-use assets	12,280	24,061

Total assets	$272,027	$452,358

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$636,364	$252,956
Accounts payable, related party	271,509	186,424
Other payable	335,000	895,000
Operating lease, right-of-use obligation, current portion	11,134	11,781
Contract liability	2,836	6,486
Notes payable, current portion	27,751	33,502
Convertible promissory notes, shareholders	705,900	–
Convertible promissory notes	380,000	–
Promissory notes, shareholders	860,000	735,000
Total current liabilities	3,230,494	2,121,149

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	1,241	12,375
Notes payable, long term portion	21,904	49,656
Promissory note, shareholder	–	150,000
Total long-term liabilities	23,145	212,031

Total liabilities	3,253,639	2,333,180

Commitments and contingencies (See Note M)	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001, 4,100,000 shares designated, 100,000 and 2,380,000 shares issued and 0 and 2,280,000 shares outstanding	100	2,380
Series B convertible preferred stock, par value $0.001, 6,650,000 shares designated, 44,535 and 2,856,335 shares issued and 0 and 2,811,800 shares outstanding	45	2,856
Series C convertible preferred stock, par value $0.001, 1,000 shares designated, 1,000 shares issued and 1,000 shares outstanding	1	1
Common stock, $0.001 par value, 495,000,000 shares authorized, 12,195,166 and 6,954,366 shares issued and outstanding	12,194	6,954
Additional paid-in capital	25,118,099	24,278,353
Accumulated deficit	(27,798,201)	(25,716,546)
Repurchased shares	(80,000)	(80,000)
Subscriptions receivable	–	(140,970)
Subscriptions payable	25,400	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,981,612)	(1,880,822)

Total liabilities and stockholders' deficit	$272,027	$452,358

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

Revenue	$413,858	$394,148
Cost of sales	339,796	369,388

Gross profit	74,062	24,760

Expenses:
Selling, general and administrative	1,932,595	3,634,402
Research and development	–	40,953
Depreciation	48,205	60,000
Operating expenses, net	1,980,800	3,735,355

Net operating loss	(1,906,738)	(3,710,595)

Other income (expense):
Interest income	–	69
Interest expense	(174,918)	(94,351)
Paycheck Protection Program loan forgiveness	–	160,073
Total other income (expense)	(174,918)	65,791

Net loss	$(2,081,656)	$(3,644,804)

Weighted average number of common shares outstanding - basic and fully diluted	10,533,951	6,729,640

Net loss per share - basic and fully diluted	$(0.20)	$(0.54)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C				Common		Class A Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	2,420,000	$2,420	3,412,885	$3,412	1,000	$1	30,224,653	$30,225	24,134,448	$(5,100,218)	100,000	$(179,368)

Conversion of Series B preferred stock to common stock	–	–	(556,550)	(556)	–	–	556,550	556	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	71,050	71	–	–	–	–

Issuance of common stock for cash already received	–	–	–	–	–	–	24,211	24	–	–	–	–

Issuance of common stock and warrants for cash	–	–	–	–	–	–	171,750	171	–	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	600	1	–	–	–	–

Issuance of warrants for service	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of warrants	–	–	–	–	–	–	–	–	–	–	–	–

Conversion of Series A preferred stock to common stock	(40,000)	(40)	–	–	–	–	40,000	40	–	–	–	–

Cancellation of Treasury Stock	–	–	–	–	–	–	(24,134,448)	(24,134)	(24,134,448)	5,100,218	–	–

Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–	100,000	$(179,368)

Issuance of common stock for services	–	–	–	–	–	–	25,000	25	–	–	–	–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of common stock in exchange for link obligations	–	–	–	–	–	–	119,000	119	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–	–	–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2022	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–	100,000	$(179,368)

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Subscriptions	Deposit for Future Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2020	44,535	$(79,882)	$26,352,142	$(80,000)	$–	$–	$121,055	$(22,071,742)	$(1,001,955)

Conversion of Series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	355,179	–	–	–	–	–	355,250

Issuance of common stock for cash already received	–	–	121,031	–	–	–	(121,055)	–	–

Issuance of common stock and warrants for cash	–	–	1,688,158	–	–	(140,970)	–	–	1,547,359

Issuance of common stock for services	–	–	3,047	–	25,400	–	–	–	28,448

Issuance of warrants for service	–	–	829,081	–	–	–	–	–	829,081

Issuance of warrants	–	–	5,799	–	–	–	–	–	5,799

Conversion of Series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Cancellation of Treasury Stock	–	–	(5,076,084)	–	–	–	–	–	–

Net loss for the year ended December 31, 2021	–	–	–	–	–	–	–	(3,644,804)	(3,644,804)

Balance, December 31, 2021	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)

Issuance of common stock for services	–	–	124,975	–	–	–	–	–	125,000

Receipt of cash for common stock already issued	–	–	–	–	–	140,970	–	–	140,970

Issuance of common stock in exchange for link obligations	–	–	559,881	–	–	–	–	–	560,000

Warrants issued to gain access to line of credit	–	–	29,404	–	–	–	–	–	29,404

Warrants issued with promissory note	–	–	31,890	–	–	–	–	–	31,890

Conversion of warrants to common stock	–	–	24,995	–	–	–	–	–	25,000

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Extension of warrants	–	–	68,601	–	–	–	–	–	68,601

Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	(2,081,656)	(2,081,656)

Balance, December 31, 2022	44,535	$(79,882)	$25,118,099	$(80,000)	$25,400	$–	$–	$(27,798,201)	$(2,981,612)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(2,081,656)	$(3,644,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,205	60,000
Amortization of debt discount	31,890	38,048
Amortization of debt issuance costs	29,404	–
Warrant expense	68,601	–
Stock based compensation	125,000	1,692,907
Paycheck protection program loan forgiveness	–	(160,073)
Non-cash lease expense	11,781	91,761
Issuance of common shares for accrued interest	–	43,750
Decrease (increase) in operating assets
Accounts receivable	7,312	50,540
Inventory	(62,445)	(31,123)
Prepaid expenses and other assets	–	1,581
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	414,308	129,188
Accounts payable, related party	85,085	79,340
Contract liability	(3,650)	(19,419)
Operating lease liability	(11,781)	(73,027)
Net cash used in operating activities	(1,337,945)	(1,741,331)

Cash flows from investing activities
Purchase of equipment	(848)	(953)
Net cash used in investing activities	(848)	(953)

Cash flows from financing activities
Proceeds from issuance of secured convertible promissory notes	380,000	–
Proceeds from Paycheck Protection Program loan	–	160,073
Proceeds from promissory notes, shareholders	650,000	260,000
Payments on notes payable	(33,503)	(32,727)
Proceeds from exercise of warrants	25,000	355,250
Proceeds from issuance of common stock	–	552,975
Proceeds from previously issued common stock	140,970	121,055
Net cash provided by financing activities	1,162,467	1,416,626

Net decrease in cash	(176,326)	(325,658)
Cash - beginning of period	270,074	595,732
Cash - end of period	$93,748	$270,074

Supplemental disclosures:
Interest paid	$8,376	$8,376
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of series B preferred stock to common stock	$2,811	$556
Conversion of series A preferred stock to common stock	$2,280	$40
Conversion of non-convertible promissory notes, shareholders to convertible promissory notes	$675,000	$–
Issuance of common stock in lieu of interest payment	$–	$43,750
Issuance of detachable warrants with Debt	$31,890	$–
Issuance of warrants to gain access to line of credit	$29,404	$–
Conversion of link obligations into common shares	$560,000	$–
Conversion of accrued interest into convertible promissory note	$30,900	$–
Cancellation and renegotiation of leases	$–	$1,347

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Wytec International, Inc. (“Wytec”, “we”, “our”, “us”, or the “Company”), a Nevada corporation incorporated on November 7, 2011 (“Wytec”), designs, manufactures, and installs carrier-class Wi-Fi Solutions in the 70 and 80 gigahertz licensed frequency program to local government, mobile service operations, national telecommunications operators, and corporate enterprises.

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

Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. The less complex systems installed by the Company where management believes the installed equipment has an alternative use, due to the standard nature of the equipment sourced from our vendors that can be used in other projects, revenue from such contacts is recognized for completed installations upon customer acceptance. This assessment, at contract inception, is a management judgment based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project, and the term and terms of the contract with the customer. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During 2022 and 2021, all sales and installation revenue is recognized when the installation is completed.

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

Inventory: Inventories are stated at the lower of cost and selling price less costs to complete and sell. Specific identification is used to track inventory and record cost of goods sold when the inventory is sold.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2022 and December 31, 2021.

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

Impairment of Long-lived Assets: The Company reviews the carrying value of construction in process and property and equipment for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of long-lived assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need to revise the useful lives.

During the course of a strategic review of its assets, the Company assessed the recoverability of the carrying value of its long-lived assets and determined that there was noimpairment as of December 31, 2022 and 2021.

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

Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible promissory notes and notes payable. The recorded values of these financial instruments approximate their fair values based on their short-term nature. The carrying value of long-term notes payable approximates fair value since the related rates of interest approximate market rates.

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

Use of Estimates: The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the expense for warrants issued for services (see Note H for further details on estimates used to calculate warrant expense). Actual results could differ from those estimates.

Reclassifications: Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements. Short-term debt and promissory notes, shareholders have been combined into one line item.

Recent Accounting Pronouncements:

Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the Company’s financial statements. As a result of the adoption of this new accounting principle, the Company did not have to separate any embedded conversion feature in the Company’s newly issued convertible debt.

Effective January 1, 2022, the Company adopted ASU 2021-04: Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) on a prospective basis. The new standard was issued in April 2021 with one aspect being the intent of standardizing the application of accounting for modification of warrants. The adoption of this ASU did not have material impact on the Company’s financial statements.

Effective as of January 1, 2023, the Company will adopt the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE B – GOING CONCERN

The financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $27,798,201 at December 31, 2022, and reported cash used by operations of $1,337,945 and working capital deficit of $3,039,307 for the year ended December 31, 2022, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

Since inception, operations have primarily been funded through private equity financing. Management expects to continue to seek additional funding through private or public equity sources and will seek debt financing. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate substantial doubt that the Company will be able to continue as a going concern for a period of one year from the filing of these financial statements. Management plans to raise additional funding through a capital raise associated with a public offering and/or additional private capital raises.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2022	2021

Point in Time	$393,994	$359,960
Over Time	19,864	34,188
	$413,858	$394,148

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $386,325 in 2022 and $340,351 in 2021. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sale and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $314,098 in 2022 and $287,602 in 2021. The amount of revenue earned related to installation and other services was $72,227 in 2022 and $52,749 in 2021. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $27,533 in 2022 and $53,409 in 2021. Network service revenues are recognized each month as services are rendered.

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

Contract Assets and Liabilities

	December 31,	December 31,
	2022	2021

Contract Liability	$(2,836)	$(6,486)
	$(2,836)	$(6,486)

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of December 31, 2022 and December 31, 2021 that the Company expects to recognize over the next year is $2,836 and $6,486, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2022	2021
Telecommunication equipment and computers	$299,943	$299,095
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(264,513)	(216,308)

	$68,560	$115,917

Depreciation expense for the year ended December 31, 2022 and 2021 was $48,205 and $60,000, respectively.

NOTE E – DEBT

	December 31,	December 31,
	2022	2021
Notes payable to Financial institutions all carry interest of 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	49,655	83,158

Unsecured promissory note payable to a director, of the Company, carries simple interest of 7%, due in August 2023	$625,000	$625,000

Unsecured promissory note payable to the president, carries simple interest of 5% per annum, due in October 2023	10,000	10,000

Various promissory notes payable to a shareholder and affiliate of a director of the Company, all carried simple interest of 7% per annum and were exchanged for a new note in 2022	–	250,000

Secured convertible promissory notes payable to various investors, all carry simple interest of 9.50%, due on December 31, 2023	350,000	–

Unsecured promissory note payable to a shareholder, carries simple interest of 9.5% per annum, due on December 31, 2023	50,000	–

Unsecured promissory note payable to a the president of the Company, carries simple interest 7% due on September 30, 2023	25,000	–

Unsecured promissory note to a director of the Company converted into a convertible promissory note, carries simple interest of 9.5% per annum, due on December 31, 2023	385,658	–

Convertible promissory note payable to a shareholder and affiliate of a director of the Company, carries simple interest of 9.5% per annum, due on December 31, 2023	320,242	–

Unsecured convertible note payable to a shareholder, carries simple interest of 9.5% per annum, due on December 31, 2023	30,000	–

Unsecured promissory note payable to a director of the Company, carries simple interest of 7% per annum, due on December 31, 2023	150,000	–

	$1,995,555	$968,158

In 2019, the Company entered note payable agreements with certain financial institutions to purchase fixed assets. The note payable agreements bear interest at 8.75% per annum. The equipment purchased serves as pledged collateral and mature on various dates in 2024. The balance of these notes at December 31, 2022 was $49,655.

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Christopher Stuart, a director of the Company, initially due on August 13, 2021. The note, as amended, contains a feature that allows the Company to extend the maturity date by an additional six months in the Company’s sole discretion up to five times. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, with $-0- and $38,048 amortized in the year ended December 31, 2022 and 2021, respectively, and reported in the statement of operations as interest expense. The Company has exercised four extensions extending the maturity date of the note to August 13, 2023.

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

On June 18, 2021, Eagle Rock Investments, L.L.C., a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company (“ERI”) advanced funds in the amount of $100,000 to the Company. On August 10, 2021, ERI and the Company formalized a promissory note due. The note bears simple interest at a rate of 7% per annum with a due date of February 10, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. In October 2022, the Company exchanged this note and its accrued interest along with other notes held by ERI for a new convertible promissory note. As such, the balance of this note was $0 at December 31, 2022.

In August and September 2021, ERI loaned a total of $150,000, to the Company under two separate promissory notes in the amounts of $100,000 and $50,000 respectively. The notes bear simple interest rate at a rate of 7% per annum with due dates of February 10, 2023 and March 30, 2023, respectively. Each note may be extended by an additional six months in the sole discretion of the Company up to two times. In October 2022, the Company exchanged these notes and their accrued interest along with other notes held by ERI for a new convertible promissory note. As such, the balances of these notes were $0 at December 31, 2022.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to an unsecured promissory note. The note bears simple interest at a rate of 5% per annum and was amended to October 20, 2022 to extend the maturity date to October 21, 2023.

In February 2022, the Company commenced a private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, of a unit (“Unit”) consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit. The promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Unit was purchased by Mr. Stuart in February 2022. In October 2022, the Company exchanged this note and its accrued interest along with other notes held by Mr. Stuart for a new convertible promissory note. As such, the balance of this note was $0 at December 31, 2022.

On April 14, 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on August 31, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. In October 2022, the Company exchanged this note along with others held by Mr. Stuart for a new convertible promissory note. As such, balance of this note was $0 at December 31, 2022.

On June 10, 2022, ERI loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest rate at a rate of 7% per annum and matures on November 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. In October 2022, the Company exchanged this note and its accrued interest along with other notes held by ERI for a new convertible promissory note payable. As such, the balance of this note was $0 at December 31, 2022.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. The Notes together with all accrued and unpaid interest will be payable on or before December 31 2023 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The termination date of this offering was initially September 30. 2022, but it was extended pursuant to the terms of the offering to January 28, 2023. As of December 31, 2022 the Company has issued a total of $350,000 of Notes pursuant to this offering.

In July 2022, the Company borrowed $50,000 from an existing shareholder pursuant to an unsecured promissory note. The note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to September 30, 2023.

In September 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. In October 2022, the Company exchanged this note and its accrued interest along with others held by Mr. Stuart for a new convertible promissory note. As such, the balance of this note was $0 at December 31, 2022.

In October 2022, the Company entered into an exchange agreement (the “Stuart Agreement”) with Mr. Stuart pursuant to which Mr. Stuart exchanged $385,658 of promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

In October 2022, The Company entered into an exchange agreement (the “ERI Agreement”) with ERI, pursuant to which ERI exchanged $320,242 of promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New ERI Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New ERI Note has not otherwise been automatically converted into shares of Wytec’s common stock, ERI will have the option, on or before the maturity date, to convert all or a portion of the outstanding New ERI Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, ERI will be issued a number of new Warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

In November 2022, we borrowed $30,000 from a lender pursuant to an unsecured convertible promissory note. The note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. The maturity date of the note may be extended by an additional six months in our sole discretion up to two times. The lender will have the right to elect at any time until the maturity date, but no later than two (2) business days after the effective date of the initial public offering (“IPO”) of our common stock, to convert all or any portion of the outstanding principal and accrued interest on this promissory note into such number of fully paid and nonassessable shares of our common stock as is determined by dividing the dollar amount of the conversion by the initial IPO price per share of the Company’s common stock.

In November 2022, Mr. Stuart loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

In December 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

Future minimum payments consist of the following:

December 31,
2023	$1,973,651
2024	21,904
Total future payments	$1,995,555

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020 in exchange for 40,000 shares of common stock and 40,000 shares of Series B Preferred Stock (which shares automatically converted into 40,000 shares of common stock in April 2022).  The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000 during the period, however, the shareholder has not properly returned the shares so they may be canceled. As the shares had not been properly returned, the Company is not obligated, per the agreement, to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the years ended December 31, 2022 and 2021, operating lease expense totaled $84,100 and $108,884, respectively.

The weighted average remaining lease term is 0.96 years and weighted average discount rate is 5.5% as of December 31, 2022.

Future minimum lease payments as of December 31, 2022 are as follows:

2023	$11,496
2024	1,151
Total minimum lease payments	12,647
Less: imputed interest	(272)

Present value of minimum lease payments	$12,375
Less: current portion of lease obligation	11,134
Long-term lease obligation	$1,241

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2022 to purchase 2,376,933 shares of common stock all of which are exercisable on a cash or cashless basis until various dates through December 31, 2024. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable at an exercise price of $1.00 per share, 92,500 are exercisable at an exercise price of $2.50 per share, 244,433 are exercisable at an exercise price of $5.00 per share, and 40,000 are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.08. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through December 31, 2024, volatility estimates between 35% to 67% and risk-free rates 0.05% to 1.8% in the period.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making a $250,000 line of credit available to Wytec until December 31, 2022. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $29,404 and were recorded as debt issuance costs, with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $29,404 for the year ended December 31, 2022, which was amortized to interest expense. The line of credit expired on December 31, 2022 with no amount drawn.

In February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

In February 2022, the Company issued 17,500 warrants to purchase up to 17,500 shares of Wytec’s common stock to a director of the Company in consideration for lending $175,000 to Wytec pursuant to a promissory note. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the promissory note payable were valued at $31,890 and were recorded as a discount on the debt and to additional paid in capital. Total amortization of the debt issuance costs was $31,890 for the year ended December 31, 2022, which was amortized to interest expense.

In July 2022, the Company entered into a rescission agreement (the “Rescission Agreement”) with a consultant in order to rescind and terminate that certain consulting agreement by and between the Company and the consultant, dated October 1, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued 329,503 common stock purchase warrants to the consultant at an exercise price of $1.00 per share exercisable ten days after an initial public offering of the Company’s common stock(“IPO”) until December 31, 2023 on a cash or cashless basis (the “Warrants”). The consultant also agreed to provide consulting services to the Company at a rate of $5,000 per month for a period of six months following an IPO. Pursuant to the Rescission Agreement, the Warrants were cancelled, the Consulting Agreement was terminated, and the Company issued 25,000 shares with a share value of $125,000.

In December 2022, the Company agreed to extend all warrants that were to mature on December 31, 2022 to December 31, 2023. Due to the modification of the warrants, the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification was recorded as a warrant expense, which was only applicable to service warrants. Total incremental increase in the warrants was $68,601 which was recorded as stock compensation expense which is included in the general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2022.

During the first quarter of 2021, we issued 56,592 common stock purchase warrants to three consultants. The warrants were exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2021 with a fair market value on the issuance date of $54,502 recorded as an expense in the period. These warrants expired on December 31, 2021 and were not exercised.

During the first quarter of 2021, we issued 33,586 common stock purchase warrants to investors as part of our offering of units from June 2020 to June 2021, each unit consisting of one share of our common stock and one common stock purchase warrant (the “2020 Unit Offering”). The warrants were exercisable until December 31, 2021. The total value of these warrants was $30,776 recorded in Additional-Paid-In-Capital.

During the first quarter of 2021, a total of 15,200 common stock purchase warrants were exercised by two investors for a total of 15,200 shares of common stock at an exercise price of $5.00 or a total of $76,000 and a total of 3,800 common stock purchase warrants were issued to these investors pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in which existing warrant holders received one cashless warrant exercisable until December 31, 2022 at an exercise price of $5.00 per share for every four currently outstanding warrants exercised by a warrant holder on or before July 31, 2021 (the “Warrant Offering”). The total value of these new warrants issued was $6,248 recorded as an expense in the period. The expiration date of the warrants issued pursuant to the Warrant Offering were extended to December 21, 2023.

In April 2021, a total of 9,006 common stock purchase warrants were exercised by three investors for a total of 9,006 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $45,030 and a total of 2,252 common stock purchase warrants were issued to these investors pursuant to the Warrant Offering. The total value of the new warrants issued was $3,512 recorded as an expense in the period.

In May 2021, a total of 20,000 common stock purchase warrants were exercised by ERI for a total of 20,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $100,000 and 5,000 common stock purchase warrants were issued to ERI pursuant to the Warrant Offering. The total value of the new warrants issued was $7,595 recorded as an expense in the period.

During the third quarter of 2021, we issued 45,375 common stock purchase warrants to investors as part of our offering of units which commenced in July 2021, each unit consisting of one share of our common stock and one common stock purchase warrant (the “Unit Offering”). The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2023, as extended. The total value of these warrants was $52,798 recorded in Additional-Paid-In-Capital.

During the fourth quarter of 2021, we issued 117,000 common stock purchase warrants to investors as part of our Unit Offering. The exercise price of the warrants is $5.00. These warrants are exercisable on a cash or cashless basis until December 31, 2023, as extended. The total value of these warrants was $93,885 recorded in Additional-Paid-In-Capital.

During the fourth quarter of 2021, we issued 329,503 common stock purchase warrants as part of a consulting agreement. The exercise price of the warrants is $1.00. These warrants are exercisable on a cash or cashless basis until December 31, 2023. The total value of these warrants was $1,352,211 recorded as an expense in the period.

During the fourth quarter of 2021, we lowered the exercise price from $5.00 per share to $2.50 per share and extended the exercise period from December 31, 2021 to December 31, 2022 of 92,500 common stock purchase warrants by amending and restating a warrant issued to one individual who had earned the warrants through services provided. These warrants are exercisable on a cash or cashless basis. The total value of these warrants was $240,772 recorded as an expense in the period. In December 2022, we extended the exercise period of these warrants from December 31, 2022 to December 31, 2023.

During the fourth quarter of 2021, 26,844 common stock purchase warrants were exercised by six investors for a total of 26,844 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $134,220.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2020	2,388,675

Warrants granted	675,608
Warrants exercised	(71,050)
Warrants expired	(339,297)

Balance, December 31, 2021	2,653,936

Warrants granted	57,500
Warrants exercised	(5,000)
Warrants cancelled	(329,503)

Balance, December 31, 2022	2,376,933

Exercisable, December 31, 2022	2,376,933

As of December 31, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 1 year and 1 year, respectively. As of December 31, 2022 and 2021, the warrants have a weighted average exercise price of $1.54 and $1.39, respectively. As of December 31, 2022 and 2021, the warrants have an intrinsic value of $8,231,250 and $9,760,777, respectively.

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

During the year ended December 31, 2021, an exchange agreement was signed between William H Gray and the Company pursuant to which 1,000 Series C Shares held by William H Gray were to be exchanged for 3,000,000 common shares, which had been disclosed on Form 8-K filed January 3, 2022. However, it was later determined that the exchange of shares should be treated as an extinguishment for the redemption of the Series C shares which is in accordance with the Series C Certificate of Designation, and then the issuance of the 3,000,000 common shares as compensation. As a result, a mutual understanding by the grantor and grantee had not occurred, and therefore it was determined that a substantive grant date was not established. Therefore, upon further review of the exchange agreement and the Series C Certificate of Designation, all parties agreed to rescind the exchange agreement. Therefore, the financial statements do not reflect the issuance of the common shares and the 1,000 Series C shares are still outstanding,

During the year ended December 31, 2021, there were 171,750 shares of common stock issued for cash proceeds and conversion of accrued interest of $858,750 at the price of $5.00 per share pursuant to the Unit Offering; 9,375 shares of common stock issued for cash proceeds at the price of $5.00 per share pursuant to the 2020 Unit Offering; 24,211 shares of common stock issued for cash proceeds of $121,055 received in 2020 pursuant to the 2020 Unit Offering; 596,550 shares of common stock issued in exchange for 40,000 Series A and 556,550 Series B preferred shares; 71,050 shares of common stock issued from the exercise of warrants and cash proceeds of $355,250; and 600 shares of common stock issued for stock based compensation of $3,048.

During the first quarter of 2022, the Company issued a total of 5,000 shares of common stock for the exercise of 5,000 common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $25,000.

During the third quarter of 2022, the Company issued 25,000 common share pursuant to a recession agreement. The shares were valued at $5.00 per share for a total of $125,000 stock compensation. See Note H – Warrants for further information.

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

NOTE J – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$4,542,004	$4,550,380
Other	445,400	–
Less: Valuation allowance	(4,987,404)	(4,550,380)

Net deferred tax assets	$–	$–

The Company has net operating loss carryforwards for tax purposes of approximately $21.6 million for the year 2022 that begin to expire in the year 2032. Management has reviewed its net deferred tax asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2022 and December 31, 2021 is warranted. As of December 31, 2022, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2019 through 2022 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2022 or December 31, 2021.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2022 and 2021.

The U.S. Statutory Tax Rate is 21%. See below table for the effective tax rate reconciliation:

	December 31,	December 31,
	2022	2021
Pre-tax GAAP loss at U.S. statutory rate	$(437,024)	$(757,587)
Change in valuation allowance	437,024	757,857

Income tax expense	$–	$–

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $238,484 as of December 31, 2022, and $186,424 as of December 31, 2021. The Company incurred expense of $62,060 and $99,340 with Richardson & Associates as of the year ended December 31, 2022 and 2021, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022.  In June 2022, ERI loaned the Company an additional $50,000 pursuant to an unsecured promissory note. In October 2022, we entered into the ERI Agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory in the principal amount of $320,242. See Note E for a description of the ERI Agreement. The line of credit expired with no amounts drawn upon it.

In February 2021, ERI exercised 10,000 common stock purchase warrants at an exercise price of $5.00 per share for 10,000 shares of the Company’s common stock.

In May 2021, ERI exercised a total of 20,000 common stock purchase warrants at an exercise price of $5.00 per share or a total of $100,000 for a total of 20,000 shares of Wytec’s common stock and 5,000 common stock purchase warrants were issued to ERI pursuant to the Warrant Offering. See Note H for a description of the Warrant Offering.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. See Note H for a description of these warrants.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. See Note E for a description of the units. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,759 shares of the Company’s common stock. As of December 31, 2022, 8,750 of these warrants have been exercised for 8,750 shares of the Company’s common stock.

On February 17, 2022, the Company issued a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024. On April 14, 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on August 31, 2023.

On September 15, 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per and matures on March 30, 2023. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory in the principal amount of $385,658. See Note E for descriptions of the loans and conversions.

In November 2022, Mr. Stuart loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

In December 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to an unsecured promissory note. The note bears simple interest at a rate of 5% per annum and was amended on October 20, 2022 to extend the maturity date to October 21, 2023.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to September 30, 2023.

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

NOTE L – CONCENTRATIONS

The Company derived $384,456, 93%, and $272,843, 69%, of revenue in the years ended December 31, 2022 and 2021, respectively, from two customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

The other payable of $335,000 consists of amounts billed and collected before services were completed. Such amounts were recorded in deferred revenue until the revenue recognition requirements are met.

See Note C in regards to commitments related to contracts with customers. See Note G in regards to commitments related to leases.

NOTE N – SUBSEQUENT EVENTS

During the first quarter of 2023, three investors purchased a total of $62,000 of 9.5% secured convertible promissory notes pursuant to our private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended, that commenced in June 2022 and terminated in February 2023 (the “2022 Offering”). See Note E for a description of the 2022 Offering.

In January 2023, the Company borrowed $50,000 from an existing shareholder pursuant to an unsecured promissory note. The promissory note bears simple interest at a rate of 7% per annum and matures on January 31, 2024. The maturity date of the promissory note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company repaid this note in July 2023 and the existing shareholder reinvested the principal and interest in the Company’s 2023 Offering.

Upon the termination of the 2022 Offering, in February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended, (the “2023 Offering”). The Notes together with all accrued and unpaid interest will be payable on or before December 31 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of the date of this report on Form 10-K, the Company has issued a total of $764,515 of Notes to 13 investors pursuant to the 2023 Offering.  At the end of July 2023, the Company received $300,000 for the purchase of additional Notes.  Those funds are considered in trust pending the receipt and execution of subscription documents.

On May 1, 2023, Gary Stein was appointed as the Audit Committee Chairman of the Board of Directors of the Company.

In June 2023, one investor converted $50,000 of notes issued pursuant to the 2022 Offering plus accrued but unpaid interest and $50,000 of notes issued pursuant to the 2023 Offering plus accrued but unpaid interest for a total of 20,879 shares of common stock and 20,879 common stock purchase warrants.

In July 2023, one investor converted $100,000 of notes issued pursuant to the 2022 Offering plus accrued but unpaid interest for a total of 21,728 shares of common stock and 21,728 common stock purchase warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer during the year ended December 31, 2022, William Gray, and our principal financial officer during the year ended December 31, 2022, Karen Stegall, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray and Ms. Stegall have concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 and December 31, 2021 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position
William H. Gray	72	Chairman of the Board, Chief Executive Officer, and President
Karen Stegall	51	Interim Chief Financial Officer
Mark J. Richardson	70	Director
Erica Perez	43	Secretary and Director
Christopher Stuart	68	Director
Dr. Samuel Khoury	66	Director
Gary Stein	73	Director

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

Christopher Stuart has been a director of Wytec since December 2021. He began his career in the construction industry at Buquet & Leblanc in 1977, where he went on to become an owner of the company in 1986 until 2003. In 2003, Mr. Stuart founded Stuart & Company, a contracting firm, of which he was the chief executive officer until 2018. In 2007, he co-founded Louisiana Rooming Contractor, which he sold to his business partner in 2017. Since 2018, Mr. Stuart has been a consultant in the construction industry in Louisiana and in 2019, he founded Eagle Rock Investments, L.L.C. Mr. Stuart earned his Bachelor of Science degree in construction engineering from Louisiana State University in 1974. In 1975, he received his second lieutenant commission in the U.S. Army. Mr. Stuart served two years active duty and 12 years active reserve in the U.S. Army and in 1989 was honorably discharged as a Captain.

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

Board Committees

The board of directors (the “Board”) has analyzed the independence of each director and has concluded that currently three directors, Christopher Stuart, Dr. Sam Khoury, and Gary Stein, are considered independent directors in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC. Our Audit Committee consists of three members. The chairman of the Audit Committee is Gary Stein and Christopher Stuart and Dr. Samuel Khoury are members of the Audit Committee.

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

Our Compensation Committee currently consists of two members. The chairman of the Compensation Committee is Christopher Stuart and Dr. Samuel Khoury is a member of the Compensation Committee. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5602(a)(2).

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

The Corporate Governance/Nominating Committee currently consists of two members. Dr. Samuel Khoury is the chairman of the Corporate Governance/Nominating Committee and Christopher Stuart is a member of the Corporate Governance/Nominating Committee. The board of directors has determined that all of the members are “independent” under Nasdaq Listing Rule 5605(a)(2).

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and decide regarding whether a candidate should be recommended to the stockholders for election as a director. During 2022, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our Board’s Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2022 with senior management. The Audit Committee has also discussed with MaloneBailey, (“MB”) our independent auditor, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from MB required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board’s Audit Committee concerning independence and have discussed with the independent registered public accounting firm its independence.

THE FULL BOARD OF DIRECTORS	THE AUDIT COMMITTEE
William H. Gray	Gary Stein, Chairman
Mark J. Richardson	Christopher Stuart
Erica Perez	Dr. Samuel Khoury
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2022, they were not all current in their filings.

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

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the board of directors on its discussions, decisions, and other actions. Our chief executive officer makes recommendations to our compensation committee, attends committee meetings, and is involved in the determination of compensation for the respective executive officers that report to him, except that our chief executive officer does not make recommendations as to his own compensation. Additionally, our chief executive officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results, and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the chief executive officer, as well as each individual compensation component. Our compensation committee makes recommendations to the board of directors regarding compensation for our chief executive officer. The independent members of the board of directors make the final decisions regarding executive compensation for our chief executive officer.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

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

While we have not hired at the executive level significantly since inception because our business has not grown sufficiently to justify increasing staff, we expect to grow and hire in the future. The majority of our Named Executive Officers have been with us for many years and their compensation has basically been static, based primarily on levels at which we can afford to retain them, and their responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives. In the future, as we and our management team expand, we expect that our compensation committee will adopt a management equity incentive plan that will apply the compensation philosophy and policies described in this section.

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

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our board of directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.

Incentive Compensation Awards

Although our executive officers have been paid bonuses on a case-by-case basis, our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Wytec: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. Our board of directors has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our board of directors has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executive and seven other employees of Wytec on December 20, 2020 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees other than health, dental, and life insurance, sick pay, and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We recently established a 401(k) Plan for our Named Executive Officers and other employees. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2022). We do not match employee contributions.

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

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2021 and December 31, 2022 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2021 and December 31, 2022.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William H, Gray,	2021	$275,000	$–	$–	$–	$–	$–	$275,000
Chief Executive Officer and	2022	$275,000	$–	$–	$–	$–	$–	$275,000
President (2)

Erica Perez (3)	2021	$97,000	$22,322	$–	$–	$–	$–	$119,322
Corporate Secretary	2022	$97,000	$–	$–	$–	$–	$–	$97,000

Karen Stegall (4)	2021	$20,625	$–	$–	$–	$–	$–	$20,625
Interim Chief Financial Officer	2022	$75,000	$–	$–	$–	$–	$–	$75,000

(1)	All current officers serve at will without employment contracts.
(2)	Mr. Gray stepped down as the chief financial officer of Wytec on January 30, 2020. He was appointed as the interim chief financial officer and corporate secretary of the Company in May 2021. He stepped down as the corporate secretary of Wytec on November 4, 2021 and as the interim chief financial officer of Wytec on January 7, 2022.
(3)	Erica Perez was appointed as the corporate secretary of Wytec on November 4, 2021
(4)	Karen Stegall joined the Company as a staff accountant in July 2021. Ms. Stegall was appointed as the interim chief financial officer of the Company, effective January 7, 2022.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers had any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2022.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2022.

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

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended December 31, 2021 and December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 25, 2023, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 12,237,773 shares of common stock outstanding as of July 25, 2023.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after July 25, 2023, through the exercise of any option, warrant, or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, and President (3)	2,010,114	14.12%

Erica Perez, Secretary and Director	4,410	*

Mark J. Richardson, Director	0	0

Robert Cook, Former Director (4)	0	0

Christopher Stuart, Director (5)	321,875	2.63%

Sam Khoury, Director	0	0

Gary Stein, Director	0	0

Karen Stegall, interim Chief Financial Officer	0	0

All Officers and Directors as a Group (8 persons)	2,336,399	16.41%

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.
(2)	Figures are rounded to the nearest hundredth of a percent.
(3)	Includes 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2023. Does not include 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.
(4)	Mr. Cook resigned as a director of Wytec, effective March 31, 2023.
(5)	Includes 121,875 shares of common stock owned by Eagle Rock Investments, L.L.C., a limited liability company of which Mr. Stuart owns a majority of the outstanding equity (“ERI”). Does not include 62,500 common stock purchase warrants owned by Mr. Stuart which are exercisable at an exercise price of $5.00 per share until December 31, 2023, 9,375 common stock purchase warrants owned by ERI which are exercisable at an exercise price of $5.00 per share until December 31, 2023, or 40,000 common stock purchase warrants owned by ERI which are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the Warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. Does not include the number of shares into which $535,658 of convertible promissory notes held by Mr. Stuart are convertible or the number of shares into which $320,242, of convertible promissory notes held by ERI are convertible.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has analyzed the independence of each director and has concluded that currently three directors, Christopher Stuart, Dr. Sam Khoury, and Gary Stein, are considered independent directors in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $238,484 as of December 31, 2022, and $186,424 as of December 31, 2021. The Company incurred expense of $62,060 and $109,340 with Richardson & Associates as of the year ended December 31, 2022 and 2021, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into an exchange agreement (the “ERI Agreement”) with ERI pursuant to which ERI exchanged the two above referenced notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New ERI Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New ERI Note has not otherwise been automatically converted into shares of Wytec’s common stock, ERI will have the option, on or before the maturity date, to convert all or a portion of the outstanding New ERI Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, ERI will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

In February 2021, ERI exercised 10,000 common stock purchase warrants at an exercise price of $5.00 per share for 10,000 shares of the Company’s common stock.

In May 2021, ERI exercised 20,000 common stock purchase warrants at an exercise price of $5.00 per share or a total of $100,000 for 20,000 shares of Wytec’s common stock and 5,000 common stock purchase warrants were issued to ERI pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, in which existing warrant holders received one cashless warrant exercisable until December 31, 2022 at an exercise price of $5.00 per share for every four currently outstanding warrants exercised by a warrant holder on or before July 31, 2021

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec until December 31, 2022. These warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date.

In February 2020, Mr. Stuart purchased 12.5 units, each unit consisting of $50,000 of 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The note, as amended, contains a feature that allows the Company to extend the maturity date by an additional six months in the Company’s sole discretion up to five times. The Company has exercised four extensions extending the maturity date of the note to August 13, 2023. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,759 shares of the Company’s common stock.

In February 2022, Mr. Stuart purchased the unit (“Unit”), consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, at a purchase price of $175,000 for the Unit offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into an exchange agreement (the “Stuart Agreement”) with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new Warrants from Wytec equal to the dollar amount of the conversion divided by $5.00.

In November 2022, Mr. Stuart loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

In December 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to December 31, 2023.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to a promissory note. The note bears simple interest at a rate of 5% per annum and was amended on October 20, 2022 to extend the maturity date to October 21, 2023.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to September 30, 2023.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $0 for the year ended December 31, 2021 and $150,000 for the year ended December 31, 2022.

The aggregate fees billed for professional services rendered by Prager Metis CPAs for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $97,500 for the year ended December 31, 2021 and $94,636 for the year ended December 31, 2022.

Audit-Related Fees

Fees billed for audit-related services rendered by Prager Metis CPAs were $94,636 for 2022 and $97,500 for 2021.

Fees billed for audit-related services rendered by MaloneBailey, LLP were $16,000 for 2022 and $39,000 for 2021.

Tax Fees

No fees were billed for tax services rendered by Prager Metis CPAs for 2022 or 2021.

No fees were billed for tax services rendered by MaloneBailey, LLP for 2022 or 2021.

All Other Fees

No other fees were billed.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The policy of our audit committee is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services, and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the audit committee’s review, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. All audit and permissible non-audit services provided by our independent registered public accounting firm were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020. (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Broker-Dealer Agreement with Dalmore Group, LLC, executed as of December 28, 2020 (4)
10.4	Agreement with the Laredo School District (5)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.7	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (6)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 8, 2021.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: August 10, 2023	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,	August 10, 2023
William Gray	Principal Executive Officer, and Chairman

/s/ Karen Stegall	Interim Chief Financial Officer and Principal	August 10, 2023
Karen Stegall	Accounting Officer

