Form 10-Q
period 2023-03-31
WYTEC INTERNATIONAL INC
filed 2023-09-29
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2023

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

As of September 22, 2023, there were 12,217,773 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets

Current assets:
Cash	$255,701	$93,748
Accounts receivable	–	1,500
Inventory	99,664	95,939
Total current assets	355,365	191,187

Property and equipment, net	57,558	68,560

Operating lease, right-of-use assets	9,233	12,280

Total assets	$422,156	$272,027

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$640,190	$636,364
Accounts payable, related party	245,672	271,509
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	9,328	11,135
Contract liability	6,934	2,835
Notes payable, current portion	27,551	27,751
Convertible promissory notes, shareholders	705,900	705,900
Convertible promissory notes, current portion	417,000	380,000
Promissory notes, shareholders	935,000	860,000
Total current liabilities	3,322,575	3,230,494

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	1,241
Notes payable, long term portion	14,722	21,904
Convertible promissory notes, long term portion	428,000	–
	442,722	23,145

Total liabilities	3,765,297	3,253,639

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, $0.001 par value per share, 20,000,000 shares authorized: Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 12,195,166 shares issued and outstanding	12,194	12,194
Additional paid-in capital	25,118,101	25,118,101
Accumulated deficit	(28,159,732)	(27,798,203)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	25,400	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(3,343,141)	(2,981,612)

Total liabilities and stockholders' deficit	$422,156	$272,027

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenue	$20,409	$204,045
Cost of sales	7,515	177,590

Gross profit	12,894	26,455

Expenses:
Selling, general and administrative	316,816	475,253
Depreciation and amortization	11,002	12,287
Operating expenses, net	327,818	487,540

Net operating loss	(314,924)	(461,085)

Other expense:
Interest expense	46,605	30,172
Total other expense	46,605	30,172

Net loss	$(361,529)	$(491,257)

Weighted average number of common shares outstanding - basic and fully diluted	12,195,166	6,959,366

Net loss per share - basic and fully diluted	$(0.03)	$(0.07)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–
Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–
Balance, March 31, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–
Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–
Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–
Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–
Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–
Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–
Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–
Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2023 and 2022

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional					Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Deficit	Deficit
Balance, December 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(27,798,203)	$(2,981,612)
Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	(361,529)	(361,529)
Balance, March 31, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(28,159,732)	$(3,343,141)

Balance, December 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$(25,716,546)	$(1,880,822)
Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	140,970
Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	31,282
Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	32,573
Common stock owed for conversion of accrued interest	–	–	–	–	–	–	21,875	–	–	21,875
Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	25,000
Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	(491,257)	(491,257)
Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$(26,207,803)	$(2,120,379)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(361,529)	$(491,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,002	12,287
Amortization of debt discount	–	2,714
Amortization of debt issuance costs	–	7,253
Non-cash lease expense	3,203	2,884
Decrease (increase) in operating assets
Accounts receivable	1,500	(28,139)
Inventory	(3,725)	24,952
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	3,826	186,436
Accounts payable, related party	(25,837)	25,600
Contract liability	4,098	149
Operating lease liability	(3,203)	(2,884)
Net cash used in operating activities	(370,665)	(260,005)

Cash flows from investing activities
Purchase of equipment	–	(847)
Net cash used in investing activities	–	(847)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	75,000	175,000
Proceeds from issuance of convertible promissory notes	465,000	–
Payments on notes payable	(7,382)	(8,376)
Proceeds from exercise of warrants	–	25,000
Proceeds from previously issued of common stock	–	140,970
Net cash provided by financing activities	532,618	332,594

Net increase in cash	161,953	71,742
Cash - beginning of period	93,748	270,074
Cash - end of period	$255,701	$341,816

Supplemental disclosures:
Interest paid	$1,907	$2,094

Non-cash investing and financing activities:
Common stock owed for conversion of accrued interest	$–	$21,875
Issuance of warrants with promissory note	$–	$32,573
Issuance of warrants to gain access to line of credit	$–	$31,282

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on August 10, 2023. The results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. GAAP and applied on a consistent basis.

Revenue Recognition. Revenue is recognized by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems which management believes have an alternative use is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During 2023 and 2022, all sales and installation revenue is recognized when the installation was completed.

Support agreements entered into with customers are generally for a period of one year, during which the Company stands ready to provide service and support for installed systems at the customer site. Support agreement amounts are billed in advance to the customer, as agreed in the contract, and recorded as a contract liability. During the period, the Company provides unspecified firmware upgrades to installed client equipment as they are available. Management estimates that straight line recognition of revenue over the period of the support agreement contract is representative of the pattern of delivery on the Company’s obligation under these agreements.

Sales tax is recorded on a net basis and excluded from revenue.

Inventory: Inventory is stated at the lower of cost and selling price less costs to complete and sell. Specific identification is used to track inventory and record cost of goods sold when the inventory is sold.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2023 and December 31, 2022.

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

Recently Issued Accounting Pronouncements: Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not have to separate any embedded conversion feature in our newly issued convertible notes.

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

Effective January 1, 2023, the Company adopted the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $28,159,732 at March 31, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C – REVENUE AND ACCOUNTS RECEIVABLE

The Company recognizes revenue in accordance with its accounting policy described in NOTE A – SIGNIFICANT ACCOUNTING POLICIES. The Company invoices customers and recognizes accounts receivable in an amount it expects to receive from the customer. The Company has contracted payment terms with its customer of net 30 days. The Company recognized revenue from performance obligations satisfied as of a point in time and over time as disaggregated in the table below.

Timing of Revenue Recognition

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Point in Time	$14,000	$200,100
Over Time	6,409	3,945
	20,409	204,045

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $14,000 during the three months ended March 31, 2023 and $200,100 during the three months ended March 31, 2022. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $5,500 and $163,937 during the three months ended March 31, 2023 and 2022, respectively. The amount of revenue earned related to installation and other services was $8,500 and $36,163 during the three months ended March 31, 2023 and 2022, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $6,409 and $3,945 during the three months ended March 31, 2023 and 2022, respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of March 31, 2023 and December 31, 2022 that the Company expects to recognize over the next year is $6,934 and $2,835, respectively.

The Company is under no obligation and is not in the practice of providing customers with returns, rebates, discounts, or refunds. The Company, accordingly, does not recognize these obligations at the time of revenue recognition. The Company may receive future consideration from customers who enter into support agreements. Those services are delivered as of a point in time when the customer requests the service. Future consideration as described is excluded from the transaction price calculated for support agreement performance obligations.

The Company has applied the practical expedient that permits the Company to recognize revenue without regard to significant financing components based on the Company’s expectations about the transfer of services and the receipt of payment from customers. The effect of this practical expedient is not material to the Company’s financial statements.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Telecommunication equipment and computers	$299,944	$299,944
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(275,516)	(264,514)

	$57,558	$68,560

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was $11,002 and $12,287, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	March 31	December 31,
	2023	2022
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$42,273	$49,655

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in August 2023	625,000	625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in October 2023	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2023	412,000	350,000

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2023	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on September 30, 2023	25,000	25,000

Unsecured promissory note to a director of the Company converted into a convertible promissory note, at 9.5% per annum, due on December 31, 2023	385,658	385,658

Convertible promissory note payable to a shareholder and affiliate of a director of the Company, at 9.5% per annum, due on December 31, 2023	320,242	320,242

Unsecured convertible promissory note payable to a lender, at 9.5% per annum, due on December 31, 2023	30,000	30,000

Unsecured promissory note payable to a director of the Company, at 7% per annum, due on December 31, 2023	150,000	150,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in March 2024	25,000	–

Unsecured promissory note payable to a shareholder of the Company, at 7% per annum, due in January 2024	50,000	–

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	403,000	–
Total debt	2,528,173	1,995,555
Less: current maturities	(2,085,451)	(1,973,651)
Long term debt, less current portion	$442,722	$21,904

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder due August, 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised four extensions extending the maturity date of the note to August 13, 2023.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”). The Notes together with all accrued and unpaid interest will be payable on or before December 31 2023 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The termination date of this offering was initially September 30. 2022, but it was extended pursuant to the terms of the offering to January 28, 2023. As of March 31, 2023 the Company has issued a total of $412,000 of Notes pursuant to this offering, $62,000 of which was issued during the quarter ended March 31, 2023.

In October 2022, we entered into an exchange agreement (the “ERI Agreement”) with Eagle Rock Investments, L.L.C., a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company (“ERI”), pursuant to which ERI exchanged $320,242 of promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New ERI Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New ERI Note has not otherwise been automatically converted into shares of Wytec’s common stock, ERI will have the option, on or before the maturity date, to convert all or a portion of the outstanding New ERI Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, ERI will be issued a number of new Warrants from Wytec equal to the dollar amount of the conversion divided by $5.00.

In October 2022, we entered into an exchange agreement (the “Stuart Agreement”) with Mr. Stuart pursuant to which Mr. Stuart exchanged $385,658 of promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note   in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2023 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the 2023 Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting 2023 Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of March 31, 2023, the Company has issued a total of $403,000 of 2023 Notes pursuant to this offering.

The total future payments regarding debt are as follows:

March 31,
2024	$2,085,451
2025	442,722
Total Debt	$2,528,173

NOTE F – REPURCHASE AGREEMENT

In March 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020 in exchange for 40,000 shares of common stock and 40,000 shares of Series B Preferred Stock (which shares automatically converted into 40,000 shares of common stock in April 2022). The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 31, 2021. The Company made payments in the amount of $80,000 during the period, however, the shareholder has not properly returned the shares so that they may be canceled. As the shares had not been properly returned, the Company is not obligated, per the agreement, to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

Short Term Leases

The company leases facilities on a month to month basis. Total lease expense related to this short term lease was $18,300 for the three months ended March 31, 2023 and 2022.

Operating Leases

The Company leases facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. For the three-month periods ended March 31, 2023 and 2022, operating lease expense totaled $2,723 and $2,971, respectively.

The weighted average remaining lease term is 0.73 years and weighted average discount rate is 5.5% as of March 31, 2023.

Future minimum lease payments as of March 31, 2023 are as follows:

March 31, 2024	$9,443
Total minimum lease payments	9,443
Less: imputed interest	(115)
Present value of minimum lease payments	$9,328
Less: current portion of lease obligation	9,328
Long-term lease obligation	$-0-

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2023 to purchase 2,376,933 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2024. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 are exercisable at an exercise price of $5.00 per share, and 40,000 are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issuance using calculated volatility estimates and the risk-free rate. No warrants were issued during the three months ended March 31, 2023.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for securing a $250,000 line of credit available to Wytec until December 31, 2022. The warrants were exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume) during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $29,404 and were recorded as debt issuance costs, reported under other assets in the consolidated balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $7,253 for the quarter ended March 31, 2022, which was amortized to interest expense. The line of credit expired on December 31, 2022 with no amount drawn.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

In February 2022, the Company issued 17,500 warrants to purchase up to 17,500 shares of Wytec’s common stock on a cash or cashless basis to a note holder in consideration for providing a $175,000 promissory note payable to Wytec. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the promissory note payable were valued at $31,892 and were recorded as a discount on the debt and to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $7,525 for the three months ended March 31, 2023 and 2022, which was amortized to interest expense.

In July 2022, the Company entered into a rescission agreement (the “Rescission Agreement”) with a consultant in order to rescind and terminate that certain consulting agreement by and between the Company and the consultant, dated October 1, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued 329,503 common stock purchase warrants to the consultant at an exercise price of $1.00 per share exercisable ten days after an IPO of the Company’s common stock until December 31, 2023 on a cash or cashless basis (the “Warrants”). The consultant also agreed to provide consulting services to the Company at a rate of $5,000 per month for a period of six months following an IPO. Pursuant to the Rescission Agreement, the Warrants were cancelled, the Consulting Agreement was terminated, and the Company issued 25,000 shares with a share value of $125,000.

In December 2022, the Company agreed to extend all warrants that were to mature on December 31, 2022 to December 31, 2023. Due to the modification of the warrants, the original value of each warrant was recalculated utilizing a new expiration date of December 31, 2023 and any incremental increase in the valuation of the warrants was recorded as a warrant expense, regardless if the original warrant was issued in association with a common stock issuance. Total incremental increase in the warrants was $68,601 which was recorded as stock compensation expense in the income statement for the year ended December 31, 2022.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2022	2,376,933

Warrants granted	–
Warrants exercised	–
Warrants expired	–

Balance, March 31, 2023	2,376,933

Exercisable, March 31, 2023	2,376,933

As of March 31, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 0.76 years and have $8,231,250 aggregate intrinsic value.

NOTE I – STOCKHOLDERS’ EQUITY

During the fourth quarter of 2021, the Company issued stock at a value of $140,970 which was recorded as a stock subscription receivable as the cash had not been received at year end. The Company received the proceeds in fiscal year 2022.

During the first quarter of 2022, the Company issued a total of 5,000 shares of common stock for the exercise of 5,000 common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $25,000.

During the third quarter of 2022, the Company issued 25,000 common share pursuant to a recession agreement. The shares were valued at $5.00 per share for a total of $125,000 of stock compensation. See NOTE H – WARRANTS for further information.

During the third quarter of 2022, the Company issued 119,000 shares of common stock in consideration for the exchange of 17 registered links which satisfied $560,000 of payables.

Effective April 22, 2022, 2,280,000 shares of Series A Preferred Stock were automatically converted into a total of 2,280,000 shares of common stock in accordance with the applicable Certificate of Designation.

Effective April 22, 2022, 2,811,000 shares of Series B Preferred Stock were automatically converted into a total of 2,811,000 shares of common stock in accordance with the applicable Certificate of Designation.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $245,672 as of March 31, 2023, and $238,484 as of December 31, 2022. The Company incurred expense of $7,188 and $30,600 with Richardson & Associates during the three months ended March 31, 2023 and March 31, 2022. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into the ERI Agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242. The line of credit also expired with no amounts drawn upon it.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock.

In February 2022, Christopher Stuart purchased a unit (“Unit”) consisting of a $175,000 7% promissory note with an initial maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share at a purchase price of $175,000 for the Unit pursuant to the Company’s private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, which commenced in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement.

In November 2022, Mr. Stuart loaned the Company $50,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension the maturity date of the promissory note to December 31, 2023.

In December 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on June 30, 2023. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension the maturity date of the note to December 31, 2023.

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

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and matures on March 31, 2024. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $19,783, 97%, and $198,833, 97%, of revenue in the three months ended March 31, 2023 and March 31, 2022, respectively, from two customers and a single customer, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

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

See NOTE C – REVENUE AND ACCOUNTS RECEIVABLE in regards to commitments related to contracts with customers. See NOTE G - LEASES in regards to commitments related to leases.

NOTE M – SUBSEQUENT EVENTS

In April 2023, one investor purchased a total of $25,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

On May 1, 2023, Gary Stein was appointed as the chairman of the audit committee of the Company’s board of directors.

In May 2023, two investors purchased a total of $75,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

In June 2023, two investors purchased a total of $100,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

In June 2023, one Noteholder converted $50,000 of Notes issued pursuant to our 2022 Offering plus accrued but unpaid interest and $50,000 of 2023 Notes issued pursuant to the 2023 Offering plus accrued but unpaid interest for a total of 20,879 shares of common stock and 20,879 common stock purchase warrants.

In July 2023, four investors purchased a total of $161,515 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

In July 2023, one Noteholder converted $100,000 of Notes issued pursuant to our 2022 Offering plus accrued but unpaid interest for a total of 21,728 shares of common stock and 21,728 common stock purchase warrants.

In August 2023, four investors purchased a total of $340,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

On August 11, 2023, Robert Sanchez was appointed as the interim chief technology officer of the Company.

In September 2023, one investor purchased $200,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about Wytec International, Inc. (“Wytec,” “Company,” “us,” “we” or “our”), the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.

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

Overview of Current Operations

Wytec is the developer of a technology called the “LPN-16,” consisting of chipsets, software, hardware designs and antennas that enable strengthened Wi-Fi and cellular transmission within a concentrated coverage area of approximately 1,000 feet in circumference. The hardware consists of a chassis or framework approximately 32 inches in height with a radius of approximately 32 inches. It is designed to be installed on a utility pole to private dense network coverage. The unit, referred to as an outdoor “small cell”, is designed to increase Wi-Fi and cellular capacity and signal strength by placing a large number of them in densely populated areas as compared to the traditional macro site cellular towers covering a much larger area of approximately two (2) miles. The growth of small cells is in response to delivering substantially greater speeds to smartphones and other smart devices in preparation for the next generation of cellular technology now referred to as 5G.

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

Revenue Recognition. Wytec International, Inc. follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2023, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue for the three months ended March 31, 2023 and 2022 was $20,409 and $204,045, respectively. This decrease in revenue of $183,636 or 90% was primarily due to decreases in revenue from our Cel-Fi systems.

Cost of sales for the three months ended March 31, 2023 and 2022 was $7,515 and $177,590, respectively. This decrease of $170,075, or 96%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $316,816 for the three months ended March 31, 2023, as compared to $475,253 for the three months ended March 31, 2022; this resulted in a decrease of $158,437 or 33% compared to the same period in 2022. Contributing factors to the decrease include a decrease in professional fees of $157,490 for the three months ended March 31, 2023 compared to the same period in 2022.

We estimate that we will need approximately $4,400,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2023 were $370,665 compared to $260,005 during the three months ended March 31, 2022. This decrease of $110,660 was primarily due to changes in net loss during the three months ended March 31, 2023 compared to the same period in 2022.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2023 were $-0- compared to the cash flows used by investing activities of $847 during the three months ended March 31, 2022. Capital expenditures totaled $-0- and $847 during the three months ended March 31, 2023 and March 31, 2022, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2023 were $532,618    compared to $332,594 during the three months ended March 31, 2022. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2023, our cash balance was $255,701. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock and convertible debt, third party financing, an initial public offering, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at March 31, 2023. The Company intends to relieve the remaining liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $28,159,732 at March 31, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2023 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

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

Effective January 1, 2023, the Company adopted the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2023, Robert Cook resigned as a board member and as a member and the chairman of the audit committee of the Company’s board of directors.

During the fiscal quarter ended June 30, 2023, Gary Stein was appointed as the chairman of the audit committee of the Company’s board of directors.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of the report, there are no legal matters of which management is aware.

Item 1A. Risk Factors.

During the quarter ended March 31, 2023, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities.

During the first quarter of 2023, the Company issued a total of $62,000 of 9.5% secured convertible promissory notes to three investors pursuant to a private placement that ended in February 2023 in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the first quarter of 2023, the Company issued a total of $403,000 of 9.5% secured convertible promissory notes to four investors pursuant to a private placement that commenced in February 2023 in accordance with Rule 506(c) of Regulation D of the Securities Act.

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

Date: September 29, 2023

