Form 10-Q
period 2023-06-30
WYTEC INTERNATIONAL INC
filed 2023-10-17
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2023

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

As of October 6, 2023, there were 12,228,918 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets

Current assets:
Cash	$113,433	$93,748
Accounts receivable	16,500	1,500
Inventory	99,546	95,939
Total current assets	229,479	191,187

Property and equipment, net	46,871	68,560

Operating lease, right-of-use assets	–	12,280

Total assets	$276,350	$272,027

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$721,857	$636,364
Accounts payable, related party	245,672	271,509
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	–	11,135
Contract liability	624	2,835
Notes payable, current portion	27,549	27,751
Convertible promissory notes, shareholders	705,900	705,900
Convertible promissory notes, current portion	392,000	380,000
Promissory notes, shareholders	935,000	860,000
Total current liabilities	3,363,602	3,230,494

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	1,241
Notes payable, long term portion	7,835	21,904
Accrued interest	13,009	–
Convertible promissory notes, long term portion	553,000	–
	573,844	23,145

Total liabilities	3,937,446	3,253,639

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 12,216,045 and 12,195,166 shares issued and outstanding	12,215	12,194
Additional paid-in capital	25,222,479	25,118,101
Accumulated deficit	(28,556,686)	(27,798,203)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	–	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(3,661,096)	(2,981,612)

Total liabilities and stockholders' deficit	$276,350	$272,027

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$22,811	$3,191	$43,220	$207,236
Cost of sales	28,431	2,989	35,946	180,579

Gross profit (loss)	(5,620)	202	7,274	26,657

Expenses:
Selling, general and administrative	322,168	426,522	638,984	901,775
Depreciation and amortization	10,687	12,102	21,689	24,389
Operating expenses, net	332,855	438,624	660,673	926,164

Net operating loss	(338,475)	(438,422)	(653,399)	(899,507)

Other expense:
Interest expense	58,479	35,588	105,084	65,760
Total other expense	58,479	35,588	105,084	65,760

Net loss	$(396,954)	$(474,010)	$(758,483)	$(965,267)

Weighted average number of common shares outstanding - basic and fully diluted	12,198,378	10,820,181	12,196,781	8,899,555

Net loss per share - basic and fully diluted	$(0.03)	$(0.04)	$(0.06)	$(0.11)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

Conversion of note payables into common stock	–	–	–	–	–	–	20,879	21	–	–

Cancellation of subscription payable	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2023	100,000	$100	44,535	$45	1,000	$1	12,216,045	$12,215	–	$–

Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–

Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–

Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2022	100,000	$100	44,535	$45	1,000	$1	12,051,166	$12,050	–	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six ended June 30, 2023 and 2022

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional					Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Deficit	(Deficit)
Balance, December 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(27,798,203)	$(2,981,612)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	(361,529)	(361,529)

Balance, March 31, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(28,159,732)	$(3,343,141)

Conversion of note payables into common stock	–	–	–	–	104,378	–	–	–	–	104,399

Cancellation of subscription payable	–	–	–	–	–	–	(25,400)	–	–	(25,400)

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	(396,954)	(396,954)

Balance, June 30, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,222,479	$(80,000)	$–	$–	$(28,556,686)	$(3,661,096)

Balance, December 31, 2021	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$(25,716,546)	$(1,880,822)

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	140,970

Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	31,282

Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	32,573

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	21,875	–	–	21,875

Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	25,000

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	(491,257)	(491,257)

Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$(26,207,803)	$(2,120,379)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	(474,010)	(474,010)

Balance, June 30, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$(26,681,813)	$(2,594,389)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(758,483)	$(965,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,689	24,389
Amortization of debt discount	–	8,143
Amortization of debt issuance costs	–	14,931
Reversal of stock based compensation	(25,400)	–
Non-cash operating lease expense	12,280	5,810
Decrease (increase) in operating assets
Accounts receivable	(15,000)	8,812
Inventory	(3,607)	24,952
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	102,901	124,390
Accounts payable, related party	(25,837)	43,561
Contract liability	(2,211)	(3,043)
Operating lease liability	(12,376)	(5,809)
Net cash used in operating activities	(706,044)	(719,131)

Cash flows from investing activities
Purchase of equipment	–	(848)
Net cash used in investing activities	–	(848)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	75,000	325,000
Proceeds from issuance of convertible promissory notes	665,000	–
Proceeds from convertible promissory notes, shareholders	–	100,000
Payments on notes payable	(14,271)	(16,752)
Proceeds from exercise of warrants	–	25,000
Proceeds from previously issued common stock	–	140,970
Net cash provided by financing activities	725,729	574,218

Net increase (decrease) in cash	19,685	(145,761)
Cash - beginning of period	93,748	270,074
Cash - end of period	$113,433	$124,313

Supplemental disclosures:
Interest paid	$3,720	$4,188

Non-cash investing and financing activities:
Common stock owed for conversion of accrued interest	$–	$21,875
Conversion of series B preferred stock to common stock	$–	$2,811
Conversion of series A preferred stock to common stock	$–	$2,280
Conversion of note payables and accrued interest to common stock	$104,399	$–
Issuance of detachable warrants with promissory note	$–	$32,573
Issuance of warrants to gain access to line of credit	$–	$31,282

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on August 10, 2023. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U. S. “GAAP” and applied on a consistent basis.

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

Inventory: Inventory is stated at the lower of cost or selling price less costs to complete and sell. Specific identification is used to track inventory and record cost of goods sold when the inventory is sold.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at June 30, 2023 and December 31, 2022.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $28,556,686 at June 30, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Point in Time	$16,500	$–	$30,500	$200,100
Over Time	6,311	3,191	12,720	7,136
	$22,811	$3,191	$43,220	$207,236

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $16,500 and $-0- during the three months ended June 30, 2023 and 2022, respectively and $30,500 and $200,100 during the six months ended June 30, 2023 and 2022. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $7,000 and $-0- during the three months ended June 30, 2023 and 2022, respectively, and $12,500 and $163,937 during the six months ended June 30, 2023 and 2022, respectively. The amount of revenue earned related to installation and other services was $9,500 and $-0- during the three months ended June 30, 2023 and 2022, respectively, and $18,000 and $36,163 during the six months ended June 30, 2023 and 2022.

Revenues from network and other services totaled $6,311 and $3,191 during the three months ended June 30, 2023 and 2022, respectively, and $12,720 and $7,136 during the six months ended June 30, 2023 and 2022.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of June 30, 2023 and December 31, 2022 that the Company expects to recognize over the next year is $624 and $2,835, respectively.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022
Telecommunication equipment and computers	$299,944	$299,944
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(286,203)	(264,514)

	$46,871	$68,560

Depreciation expense for the six months ended June 30, 2023 and June 30, 2022 was $21,689 and $24,389, respectively, and for the three months ended June 30, 2023 and 2022 was $10,687 and $12,102, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	June 30,	December 31,
	2023	2022
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$35,384	$49,655

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in February 2024	625,000	625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in October 2023	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2023	362,000	350,000

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2023	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 30, 2024	25,000	25,000

Unsecured promissory note to a director of the Company converted into a convertible promissory note, at 9.5% per annum, due on December 31, 2023	385,658	385,658

Convertible promissory note payable to a shareholder and affiliate of a director of the Company, at 9.5% per annum, due on December 31, 2023	320,242	320,242

Unsecured convertible promissory note payable to a lender, at 9.5% per annum, due on December 31, 2023	30,000	30,000

Unsecured promissory note payable to a director of the Company, at 7% per annum, due on December 31, 2023	150,000	150,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in March 2024	25,000	–

Unsecured promissory note payable to a shareholder of the Company, at 7% per annum, due in March 2024	50,000	–

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	553,000	–
Total	2,621,284	1,995,555
Less current maturities	(2,060,449)	(1,973,651)
Long-term debt, less current portion	$560,835	$21,904

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to one shareholder initially due in August 2021. The note contains a feature that allows the Company to extend the maturity date up to six months, twice, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised five extensions extending the maturity date of the note to February 13, 2024.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”). The Notes together with all accrued and unpaid interest will be payable on or before December 31, 2023 and are secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The termination date of this offering was initially September 30. 2022, but it was extended pursuant to the terms of the offering to January 28, 2023. As of June 30, 2023 the Company has issued a total of $412,000 of Notes pursuant to this offering, $50,000 of which was converted into common stock and Warrants during the three months ended June 30, 2023.

In October 2022, we entered into an exchange agreement (the “Stuart Agreement”) with Mr. Christopher Stuart, a director of the Company, pursuant to which Mr. Stuart exchanged $385,658 of promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00 . The warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market.

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

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 30, 2024.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of June 30, 2023, the Company has issued a total of $603,000 of 2023 Notes pursuant to this offering, $50,000 of which was converted into common stock and 2023 Warrants during the three months ended June 30, 2023.  The total future payments regarding debt are as follows:

June 30,
2024	$2,060,449
2025	560,835
Total Debt	$2,621,284

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020. The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000 during the period of April 2020 through November 2020, however, the shareholder has not returned the shares so they may be canceled. As the shares had not been returned, the Company is not obligated per the agreement to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid-in capital.

NOTE G – LEASES

Short Term Leases

The Company leases facilities on a month to month basis. Total lease expense related to this short term lease for the three months ended June 30, 2023 and 2022, totaled $18,300 and $18,300, respectively, and for the six months ended June 30, 2023 and 2022, totaled $36,600 and $36,600, respectively.

Operating Leases

The Company leased facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. However, all of these leases were cancelled as of June 30, 2023. For the three month period ended June 30, 2023 and 2022, operating lease expense totaled $2,725 and $2,479, respectively, and for the six months ended June 30, 2023 and 2022, operating lease expense totaled $5,355 and $5,450, respectively.

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2023 to purchase 2,397,812 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2024. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 are exercisable at an exercise price of $5.00 per share, and 60,879 are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issuance with volatility estimates between 24% to 50% and risk-free rates 4.87% to 5.50 in the period.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for securing a $250,000 line of credit available to Wytec until December 31, 2022. The warrants were exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $31,282 and were recorded as debt issuance costs, reported under other assets in the balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $7,678 for the quarter ended June 30, 2023 and 2022, respectively, and $-0- and 14,931 for the six months ended June 30, 2023 and 2022, respectively, which was amortized to interest expense. The line of credit will carry a 7% interest rate on any drawn balance.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

In February 2022, the Company issued 17,500 warrants to purchase up to 17,500 shares of Wytec’s common stock on a cash or cashless basis to a note holder in consideration for providing a $175,000 promissory note payable to Wytec. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the promissory note payable were valued at $31,892 and were recorded as a discount on the debt and to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $5,429 for the three months ended June 30, 2023 and 2022, respectively, and $-0- and $8,143 for the six months ended June 30, 2023 and 2022, which was amortized to interest expense. The line of credit expired on December 31, 2022 with no amount drawn.

In July 2022, the Company entered into a rescission agreement (the “Rescission Agreement”) with a consultant in order to rescind and terminate that certain consulting agreement by and between the Company and the consultant, dated October 1, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company issued 329,503 common stock purchase warrants to the consultant at an exercise price of $1.00 per share exercisable ten days after an initial public offering of the Company’s common stock (“IPO”) until December 31, 2023 on a cash or cashless basis. The consultant also agreed to provide consulting services to the Company at a rate of $5,000 per month for a period of six months following an IPO. Pursuant to the Rescission Agreement, the warrants were cancelled, the Consulting Agreement was terminated, and the Company issued 25,000 shares with a share value of $125,000.

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

During June 2023, the Company issued 20,879 of warrants along with the issuance of 20,879 of common shares upon the conversion of $104,399 of Notes, 2023 Notes, and accrued interest. The total value of the warrants was $17,792 and was recorded in additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2022	2,376,933

Warrants granted	20,879
Warrants exercised	–
Warrants expired	–

Balance, June 30, 2023	2,397,812

Exercisable, June 30, 2023	2,397,812

As of June 30, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 0.52 years and have $8,231,250 aggregate intrinsic value.

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

During the third quarter of 2022, the Company issued 25,000 common share pursuant to the Recession Agreement. The shares were valued at $5.00 per share for a total of $125,000 stock compensation. See NOTE H – WARRANTS for further information.

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

During the second quarter of 2023, the Company converted $50,000 of Notes and $50,000 of 2023 Notes into common stock along with $4,399 of accrued interest. The total shares issued for the conversion was 20,879. Additionally, 20,879 warrants were issued along with the common stock, which were valued at $17,792, which was recorded as additional paid in capital.

During the second quarter of 2023, the Company cancelled the 5,000 subscription payable shares owed pursuant to the Consulting Agreement. The subscription payable shares were originally recorded upon the signing of the Consulting Agreement, but were never issued. Subsequently, the Company entered into the Recession Agreement which rescinded and terminated the Consulting Agreement. Accordingly, the subscription payable shares have been removed.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $245,672 as of June 30, 2023, and $238,484 as of December 31, 2022. The Company incurred expense of $17,188 and $48,561 with Richardson & Associates during the six months ended June 30, 2023 and 2022, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

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

In February 2022, Christopher Stuart purchased the Unit offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement.

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

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to an unsecured promissory note. The note bears simple interest at a rate of 5% per annum and was amended October 20, 2022 to extend the maturity date to October 21, 2023.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 30, 2024.

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

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note. The note bears simple interest at a rate of 7% per annum and expires on March 31, 2024. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $41,967, 97%, and $202,025, 97%, of revenue in the six months ended June 30, 2023 and June 30, 2022, respectively, from three customers and a single customer, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

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

In September 2023, three investors purchased a total of $245,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

In September 2023, one Noteholder converted $50,000 of Notes issued pursuant to our 2022 Offering plus accrued but unpaid interest for a total of 11,145 shares of common stock and 11,145 common stock purchase warrants.

In October 2023, the Company repaid the $25,000 unsecured promissory note, dated September 15, 2022, plus accrued but unpaid interest in the amount of $1,315 to the president of the Company.

In October 2023, three investors purchased a total of $865,000 of 2023 Notes pursuant to our 2023 Offering. See NOTE E – DEBT for a description of the 2023 Offering.

In October 2023, the Company issued 25,000 warrants to purchase 25,000 shares of the Company’s common stock to Ms. Erica Perez, the director of operations and corporate secretary of the Company, at an exercise price of $5.00 per share exercisable on a cash or cashless basis for a period of three years from the date of issuance.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2023, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Six and Three Months Ended June 30, 2023 and 2022

Revenue for the six months ended June 30, 2023 and 2022 was $43,220 and $207,236, respectively. This decrease in revenue of $164,016 or 79% was primarily due to decreases in revenue from our Cel-Fi systems. Revenue for the three months ended June 30, 2023 and 2022 was $22,811 and $3,191, respectively. The increase in revenue of $19,620 or 615% was primarily due to increase in revenue from our Cel-Fi systems.

Cost of sales for the six months ended June 30, 2023 and 2022 was $35,946 and $180,579, respectively. This decrease of $144,633, or 80%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the three months ended June 30, 2023 and 2022 was $28,431 and $2,989, respectively. This increase of $25,442, or 851%, was primarily due to increase in costs incurred related to the sales of our Cel-fi systems.,

General and administrative expenses were $322,168 for the three months ended June 30, 2023, as compared to $426,522 for the three months ended June 30, 2022; this resulted in a decrease of $104,354 or 24% compared to the same period in 2022. Contributing factors to the decrease include a decrease in professional fees of $25,459 and a decrease in payroll of $25,804 for the three months ended June 30, 2023 compared to the same period in 2022. General and administrative expenses were $638,984 for the six months ended June 30, 2023, as compared to $901,775 for the six months ended June 30, 2022; this resulted in a decrease of $262,791 or 29% compared to the same period in 2022. Contributing factors to the decrease include a decrease in professional fees of $184,292 and a decrease in payroll of $46,018 for the six months ended June 30, 2023 compared to the same period in 2022.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2023 were $706,044 compared to $719,131 during the six months ended June 30, 2022. This decrease of $13,087 was primarily due to changes in net loss and payables during the six months ended June 30, 2023 to the same period in 2022.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2023 were $-0- compared to the cash flows used by investing activities of $848 during the six months ended June 30, 2022. Capital expenditures totaled $-0- and $848 during the three months ended June 30, 2023 and June 30, 2022, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2023 were $725,729 compared to $574,218 during the six months ended June 30, 2022. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2023, our cash balance was $113,433. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, an initial public offering, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at June 30, 2023. The Company intends to relieve the remaining liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $28,556,686 at June 30, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2023 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2023, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities.

During the second quarter of 2023, the Company issued a total of $200,000 of 9.5% secured convertible promissory notes to five investors pursuant to a private placement that commenced in February 2023 in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (4)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (5)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (5)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (5)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 and its amendments, originally filed on January 10, 2017.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.

(4)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.

*	To be filed by amendment

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

Date:October 16, 2023

