Form 10-Q
period 2023-09-30
WYTEC INTERNATIONAL INC
filed 2023-11-02
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2023

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

As of November 3, 2023, there were 12,248,918 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$449,958	$93,748
Accounts receivable	–	1,500
Inventory	35,077	95,939
Total current assets	485,035	191,187

Property and equipment, net	36,357	68,560
Operating lease, right-of-use assets	–	12,280

Total assets	$521,392	$272,027

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$621,520	$636,364
Accounts payable, related party	253,772	271,509
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	–	11,135
Contract liability	20,315	2,835
Notes payable, current portion	26,197	27,751
Convertible promissory notes, shareholders	705,900	705,900
Convertible promissory notes, current portion	242,000	380,000
Promissory notes, shareholders	885,000	860,000
Total current liabilities	3,089,704	3,230,494

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	1,241
Notes payable, long term portion	2,300	21,904
Accrual for convertible note	40,000	–
Accrued interest	36,134	–
Convertible promissory notes, long term portion	1,349,515	–
	1,427,949	23,145

Total liabilities	4,517,653	3,253,639

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 issued and 1,000 outstanding	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 12,248,918 shares and 12,195,166 shares issued and outstanding	12,248	12,194
Additional paid-in capital	25,387,216	25,118,101
Accumulated deficit	(29,056,621)	(27,798,203)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	–	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(3,996,261)	(2,981,612)

Total liabilities and stockholders' deficit	$521,392	$272,027

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$201,826	$175,138	$245,046	$382,374
Cost of sales	129,718	235,062	165,664	415,641

Gross profit (loss)	72,108	(59,924)	79,382	(33,267)

Expenses:
Selling, general and administrative	496,147	512,648	1,135,131	1,414,423
Depreciation and amortization	10,514	12,046	32,203	36,435
Operating expenses	506,661	524,694	1,167,334	1,450,858

Net operating loss	(434,553)	(584,618)	(1,087,952)	(1,484,125)

Other expense:
Interest expense	65,382	43,304	170,466	109,064
Total other expense	65,382	43,304	170,466	109,064

Net loss	$(499,935)	$(627,922)	$(1,258,418)	$(1,593,189)

Weighted average number of common shares outstanding - basic and fully diluted	12,239,615	12,069,916	12,211,216	9,978,630

Net loss per share - basic and fully diluted	$(0.04)	$(0.05)	$(0.10)	$(0.16)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Class A		Class B		Class C				Common
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–

Conversion of note payables into common stock	–	–	–	–	–	–	20,879	21	–	–

Cancellation of subscription payable	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2023	100,000	$100	44,535	$45	1,000	$1	12,216,045	$12,215	–	$–

Conversion of note payables into common stock	–	–	–	–	–	–	32,873	33	–	–

Net loss for the three months ended September 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2023	100,000	$100	44,535	$45	1,000	$1	12,248,918	$12,248	–	$–

Balance, January 1, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	–	$–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2022	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,959,366	$6,959	–	$–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–

Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–

Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2022	100,000	$100	44,535	$45	1,000	$1	12,051,166	$12,050	–	$–

Issuance of common stock for services	–	–	–	–	–	–	25,000	25	–	–

Issuance of common stock in exchange for link obligations	–	–	–	–	–	–	119,000	119	–	–

Net loss for the three months ended September 30, 2022	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2022	2,520,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	24,134,448	$(5,100,218)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional					Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Receivable	Deficit	(Deficit)
Balance, January 1, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(27,798,203)	$(2,981,612)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	(361,529)	(361,529)

Balance, March 31, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$–	$(28,159,732)	$(3,343,141)

Conversion of note payables into common stock	–	–	–	–	104,378	–	–	–	–	104,399

Cancellation of subscription payable	–	–	–	–	–	–	(25,400)	–	–	(25,400)

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	(396,954)	(396,954)

Balance, June 30, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,222,479	$(80,000)	$–	$–	$(28,556,686)	$(3,661,096)

Conversion of note payables into common stock	–	–	–	–	164,737	–	–	–	–	164,770

Net loss for the three months ended September 30, 2023	–	–	–	–	–	–	–	–	(499,935)	(499,935)

Balance, September 30, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,387,216	$(80,000)	$–	$–	$(29,056,621)	$(3,996,261)

Balance, January 1, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$(25,716,546)	$(1,880,822)

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	140,970	–	140,970

Warrants issued to gain access to line of credit	–	–	–	–	31,282	–	–	–	–	31,282

Warrants issued with promissory note	–	–	–	–	32,573	–	–	–	–	32,573

Common stock owed for conversion of accrued interest	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	24,995	–	–	–	–	25,000

Net loss for the three months ended March 31, 2022	–	–	–	–	–	–	–	–	(491,257)	(491,257)

Balance, March 31, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$25,400	$–	$(26,207,803)	$(2,142,254)

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2022	–	–	–	–	–	–	–	–	(474,010)	(474,010)

Balance, June 30, 2022	100,000	$(179,368)	44,535	$(79,882)	$24,367,203	$(80,000)	$47,275	$–	$(26,681,813)	$(2,616,264)

Issuance of common stock for services	–	–	–	–	126,975	–	–	–	–	127,000

Issuance of common stock in exchange for link obligations	–	–	–	–	559,881	–	–	–	–	560,000

Net loss for the three months ended September 30, 2022	–	–	–	–	–	–	–	–	(627,922)	(627,922)

Balance, September 30, 2022	100,000	$(179,368)	44,535	$(79,882)	$25,054,059	$(80,000)	$47,275	$–	$(27,309,735)	$(2,557,186)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(1,258,418)	$(1,593,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,203	36,435
Amortization of debt discount	–	13,572
Amortization of debt issuance costs	–	22,970
Reversal of stock based compensation	(25,400)	–
Stock based compensation	–	127,000
Non-cash operating lease expense	12,280	8,774
Decrease (increase) in operating assets
Accounts receivable	1,500	(167,984)
Inventory	60,862	14,620
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	41,975	378,028
Accounts payable, related party	(17,737)	60,298
Contract liability	17,480	(1,385)
Operating lease liability	(12,376)	(8,774)
Net cash used in operating activities	(1,147,631)	(1,109,635)

Cash flows from investing activities
Purchase of equipment	–	(848)
Net cash used in investing activities	–	(848)

Cash flows from financing activities
Proceeds from issuance of unsecured promissory note	–	50,000
Proceeds from promissory notes, shareholders	75,000	450,000
Proceeds from issuance of convertible promissory notes	1,410,000	210,000
Proceeds from convertible promissory notes, shareholders	–	100,000
Proceeds received for convertible promissory note to be issued	40,000	–
Payments on notes payable	(21,159)	(25,127)
Proceeds from exercise of warrants	–	25,000
Proceeds from previously issued of common stock	–	140,970
Net cash provided by financing activities	1,503,841	950,843

Net increase (decrease) in cash	356,210	(159,640)
Cash - beginning of period	93,748	270,074
Cash - end of period	$449,958	$110,434

Supplemental disclosures:
Interest paid	$5,533	$6,282

Non-cash investing and financing activities:
Exchange of link obligations into common shares	$–	$560,000
Conversion of series B preferred stock to common stock	$–	$2,811
Conversion of series A preferred stock to common stock	$–	$2,280
Conversion of note payables and accrued interest to common stock	$269,169	$–
Conversion of accrued interest into note payable	$51,515	$–
Issuance of detachable warrants with promissory note	$–	$32,573
Issuance of warrants to gain access to line of credit	$–	$31,282

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on August 10, 2023. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ended December 31, 2023. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at September 30, 2023 and December 31, 2022.

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

Recently Adopted Accounting Pronouncements: Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the financial statements. As a result of the adoption of this new accounting principle, the Company did not have to separate any embedded conversion feature in our newly issued convertible notes.

Effective January 1, 2022, the Company adopted ASU 2021-04: Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) on a prospective basis. The standard was issued in April 2021 with one aspect being the intent of standardizing the application of accounting for modification of warrants. The adoption of this ASU did not have material impact on the Company’s financial statements.

Effective January 1, 2023, the Company adopted the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $29,056,621 at September 30, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Point in Time	$194,887	$169,705	$225,387	$369,804
Over Time	6,939	5,433	19,659	12,570
	$201,826	$175,138	$245,046	$382,374

The Company earns revenues from Cel-fi systems and network services. Revenues from the sale and installation of Cel-fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $194,887 and $169,705 during the three months ended September 30, 2023 and 2022, respectively and $225,387 and $369,804 during the nine months ended September 30, 2023 and 2022. The contracts for the sale of Cel-Fi systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $143,897 and $140,015 during the three months ended September 30, 2023 and 2022, respectively, and $156,397 and $303,952 during the nine months ended September 30, 2023 and 2022, respectively. The amount of revenue earned related to installation and other services was $50,990 and $29,690 during the three months ended September 30, 2023 and 2022, respectively, and $68,990 and $65,852 during the nine months ended September 30, 2023 and 2022.

Revenues from network and other services totaled $6,939 and $5,433 during the three months ended September 30, 2023 and 2022, respectively, and $19,659 and $12,570 during the nine months ended September 30, 2023 and 2022.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2023   that the Company expects to recognize over the next year is $20,315.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022
Telecommunication equipment and computers	$299,943	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(296,716)	(264,513)

	$36,357	$68,560

Depreciation expense for the three months ended September 30, 2023 and 2022 was $10,514 and $12,046, respectively, and the nine months ended September 30, 2023 and September 30, 2022 was $32,203 and $36,435, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	September 30,	December 31,
	2023	2022
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$28,497	$49,655

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in February 2024	625,000	625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in October 2023	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2023	212,000	350,000

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2023	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 30, 2024	25,000	25,000

Unsecured promissory note to a director of the Company converted into a convertible promissory note, at 9.5% per annum, due on December 31, 2023	385,658	385,658

Convertible promissory note payable to a shareholder and affiliate of a director of the Company, at 9.5% per annum, due on December 31, 2023	320,242	320,242

Unsecured convertible promissory note payable to a lender, at 9.5% per annum, due on December 31, 023	30,000	30,000

Unsecured promissory note payable to a director of the Company, at 7% per annum, due on December 31, 2023	150,000	150,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in March 2024	25,000	–

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	1,349,515	–
Total	3,210,912	1,995,555
Less current maturities	(1,859,097)	(1,973,651)
Long-term debt, less current portion	$1,351,815	$21,904

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

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”). The Notes together with all accrued and unpaid interest will be payable on or before December 31, 2023 and are secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The termination date of this offering was initially September 30, 2022, but it was extended pursuant to the terms of the offering to January 28, 2023. The Company issued a total of $412,000 of Notes pursuant to this offering, $200,000 of which was converted into common stock and Warrants during the nine months ended September 30, 2023.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of September 30, 2023, the Company has issued a total of $1,399,515 of 2023 Notes pursuant to this offering, including $50,000 of which was converted into common stock and 2023 Warrants during the nine months ended September 30, 2023. In addition, the Company accrued $40,000 for funds received for a 2023 Note that was not completed and issued until October 2023.

The total future payments regarding debt are as follows:

September 30,
2024	$1,859,097
2025	1,351,815
Total Debt	$3,210,912

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

NOTE G – LEASES

Short Term Leases

The Company leases facilities on a month to month basis. Total lease expense related to this short term lease for the three months ended September 30, 2023 and 2022, totaled $18,300 and $18,300, respectively, and for the nine months ended September 30, 2023 and 2022, totaled $54,900 and $54,900, respectively.

Operating Leases

The Company leased facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. However, all of these leases were cancelled as of June 30, 2023. For the three month period ended September 30, 2023 and 2022, operating lease expense totaled $-0- and $2,392, respectively, and for the nine months ended September 30, 2023 and 2022, operating lease expense totaled $5,355 and $7,842, respectively.

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2023 to purchase 2,430,685 shares of common stock exercisable on a cash or cashless basis until various dates through December 31, 2024. The warrants are exercisable at the following amounts and rates: 2,000,000 of which are exercisable at an exercise price of $1.00 per share, 92,500 of which are exercisable at an exercise price of $2.50 per share, 244,433 are exercisable at an exercise price of $5.00 per share, and 93,752 are exercisable at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issuance with volatility estimates between 18% to 50% and risk-free rates 4.87% to 5.60% in the period.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to a related party in consideration for securing a $250,000 line of credit available to Wytec until December 31, 2022. The warrants were exercisable on a cash or cashless basis at any time until December 31, 2022 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $31,282 and were recorded as debt issuance costs, reported under other assets in the balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $8,039 for the quarter ended September 30, 2023 and 2022, respectively, and $-0- and $22,970 for the nine months ended September 30, 2023 and 2022, respectively, which was amortized to interest expense. The line of credit will carry a 7% interest rate on any drawn balance.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

In February 2022, the Company issued 17,500 warrants to purchase up to 17,500 shares of Wytec’s common stock on a cash or cashless basis to a note holder in consideration for providing a $175,000 promissory note payable to Wytec. The warrants are exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the promissory note payable were valued at $31,892 and were recorded as a discount on the debt and to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $5,429 for the three months ended September 30, 2023 and 2022, respectively, and $-0- and $13,572 for the nine months ended September 30, 2023 and 2022, which was amortized to interest expense. The line of credit expired on December 31, 2022 with no amount drawn.

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

During July 2023, the Company issued 21,728 of warrants along with the issuance of 21,728 of common shares upon the conversion of $109,056 of Notes, 2023 Notes, and accrued interest. The total value of the warrants was $8,425 and was recorded in additional paid in capital.

During September 2023, the Company issued 11,145 of warrants along with the issuance of 11,145 of common shares upon the conversion of $55,753 of Notes, 2023 Notes, and accrued interest. The total value of the warrants was $2,710 and was recorded in additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, January 1, 2023	2,376,933

Warrants granted	53,752
Warrants exercised	–
Warrants expired	–

Balance, September 30, 2023	2,430,685

Exercisable, September 30, 2023	2,430,685

As of September 30, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 0.26 years and have $8,231,250 aggregate intrinsic value.

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

During the third quarter of 2023, the Company converted $100,000 of Notes into common stock along with $9,056 of accrued interest. The total shares issued for the conversion was 21,728. Additionally, 21,728 warrants were issued along with the common stock, which were valued at $8,425, which was recorded as additional paid in capital.

During the third quarter of 2023, the Company converted $50,000 of Notes into common stock along with $5,753 of accrued interest. The total shares issued for the conversion was 11,145. Additionally, 11,145 warrants were issued along with the common stock, which were valued at $2,710, which was recorded as additional paid in capital.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an account payable balance owed to Richardson & Associates in the amount of $253,772 as of September 30, 2023, and $238,484 as of December 31, 2022. The Company incurred expense of $25,287 and $60,298 with Richardson & Associates during the nine months ended September 30, 2023 and 2022, respectively. Mark Richardson is the owner of Richardson & Associates and he was appointed as a director of Wytec International, Inc. in September 2019.

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

NOTE K – CUSTOMER CONCENTRATIONS

The Company derived $217,808, 89%, and $308,520, 81%, of revenue in the nine months ended September 30, 2023 and September 30, 2022, respectively, from a single customer. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

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

In October 2023, four investors purchased a total of $890,000 of 2023 Notes pursuant to our 2023 Offering, including $40,000 for a 2023 Note which was received in September 2023, but which was not completed and issued until October 2023. See NOTE E – DEBT for a description of the 2023 Offering.

In October 2023, the Company issued 25,000 warrants to purchase 25,000 shares of the Company’s common stock to Ms. Erica Perez, the director of operations and corporate secretary of the Company, at an exercise price of $5.00 per share exercisable on a cash or cashless basis for a period of three years from the date of issuance.

In October 2023, the Company settled an outstanding payable with a vendor in the amount of $19,678.70 for $5,000.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At September 30, 2023, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three and Nine   Months Ended September 30, 2023 and 2022

Revenue for the three months ended September 30, 2023 and 2022 was $201,826 and $175,138, respectively. The increase in revenue of $26,688 or 15% was primarily due to increase in revenue from our Cel-Fi systems. Revenue for the nine months ended September 30, 2023 and 2022 was $245,046 and $382,374, respectively. This decrease in revenue of $137,328 or 36% was primarily due to decreases in revenue from our Cel-Fi systems.

Cost of sales for the three months ended September 30, 2023 and 2022 was $129,718 and $235,062, respectively. This decrease  of $105,344, or 45%, was primarily due to increase in costs incurred related to the sales of our Cel-fi systems. Cost of sales for the nine months ended September 30, 2023 and 2022 was $165,664 and $415,641, respectively. This decrease of $249,977, or 60%, is due to the decrease in costs incurred related to the sales of our Cel-fi systems.

General and administrative expenses were $496,147 for the three months ended September 30, 2023, as compared to $512,648 for the three months ended September 30, 2022; this resulted in a decrease of $16,501 or 3% compared to the same period in 2022. Contributing factors to the decrease include a decrease in stock based compensation of $145,657 offset by an increase in professional fees of $114,365 for the three months ended September 30, 2023 compared to the same period in 2022. General and administrative expenses were $1,135,131 for the nine months ended September 30, 2023, as compared to $1,414,423 for the nine months ended September 30, 2022; this resulted in a decrease of $279,292 or 20% compared to the same period in 2022. Contributing factors to the decrease include a decrease in stock based compensation of $145,657, a decrease in payroll expenses of $60,336, and a decrease in professional fees of $97,068 for the nine months ended September 30, 2023 compared to the same period in 2022.

We estimate that we will need approximately $4,400,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2023 were $1,147,631 compared to $1,109,635 during the nine months ended September 30, 2022. This increase of $37,996 was primarily due to changes in net loss and payables during the nine months ended September 30, 2023 to the same period in 2022.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2023 were $-0- compared to the cash flows used by investing activities of $848 during the nine months ended September 30, 2022. Capital expenditures totaled $-0- and $848 during the nine  months ended September 30, 2023 and September 30, 2022, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2023 were $1,503,841 compared to $950,843 during the nine months ended September 30, 2022. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of September 30, 2023, our cash balance was $449,958. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our capital stock, third party financing, an initial public offering, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at September 30, 2023. The Company intends to relieve the remaining liability through a combination of exchanges for common and preferred stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $29,056,621 at September 30, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2023 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2023, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities.

During the third quarter of 2023, the Company issued a total of $796,515 of 9.5% secured convertible promissory notes to thirteen investors pursuant to a private placement that commenced in February 2023 in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

Date: November 2, 2023

