Form 10-K
period 2023-12-31
WYTEC INTERNATIONAL INC
filed 2024-03-29
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, cannot yet be determined since the outstanding common stock of the registrant is not yet publicly trading on any public securities trading market, and a valuation of the common stock has not otherwise been established.

The number of shares of common stock, $0.001 par value, outstanding on March 28, 2024 was 13,615,242 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2023

i

PART I

Item 1. Business.

General

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company,” “we,” “us,” or “our”), is a designer and developer of patented small cell technology, which we call the “LPN-16,” and wide area networks designed to support 5G network deployments across the United States. Wytec offers in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution (“private LTE”) solutions utilizing multiple vendors through Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors. Concurrently, Wytec plans to commercialize a multichannel transmission product that integrates in-building cellular, private LTE, and gunshot detection services with its LPN-16 in the third quarter of 2024. Wytec was incorporated in November 2011 with the purchase of five (5) United States patents (all of which have since expired) directly related to local multipoint distribution service (“LMDS”) utilized in broadband wireless access technology and originally designed for digital television transmission. In June 2014, Wytec filed a provisional patent for its LPN-16 small cell technology. In December 2017, we were granted a patent for our LPN-16 by the United States Patent and Trademark Office (“USPTO”), patent number 9,807,032. The patent is described as an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System” (“UHTMTS”).

In October 2019, Wytec participated in a Request for Proposal (the “RFP”) issued by the Laredo Independent School District (“ISD”) in Laredo, Texas involving in-building cellular enhancement solutions for the ISD. Wytec won the RFP and was awarded a contract with the Laredo ISD to provide its in-building cellular enhancement solutions to 42 buildings within the district (the “Laredo Contract”). Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”), an alliance of over 190 ISDs including Laredo ISD. Due to certain language in the Laredo Contract and pursuant to Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet of potential in-building solution projects. Wytec is now constructing its final in-building cellular solutions for the Laredo ISD and aligning itself to manage a more aggressive build-out within the CTPA over the coming three-year period. In addition to the current cellular enhancement solutions provided by Wytec to CTPA members, Wytec is in the process of developing an integrated solution consisting of in-building cellular, private LTE, and gunshot detection services. The integrated solution will include artificial intelligence (“AI”), machine learning (“ML”), and blockchain technologies capable of supporting advanced multi-sensor technology.

On October 15, 2023, we filed two provisional patents related to “multi-sensor technology” capable of detecting gunshot sound, motion, and chemicals to be integrated with Wytec’s current in-building cellular and private LTE solutions. We believe that these advanced solutions will be instrumental in providing the highest level of public safety within ISDs as well as on America’s city streets. In October 2023, we signed a development agreement with Lemko Corporation to manufacture the updated version of our LPN-16 with AI, ML, and blockchain technologies capable of supporting advanced multi-sensor technology. This agreement was signed in conjunction with our development of an integrated solution with Nextivity, Inc. (“Nextivity”) to enhance the in-building cellular solution, utilizing Nextivity’s Cel-Fi, we are able to sell to the over 190 ISD members of the CTPA as a result of the renewal of the Laredo Contract in September 2022, which allows CTPA members to purchase Wytec’s in-building cellular solution at the same RFP winning bid as set forth in the Laredo Contract. Although the Laredo Contract is for the purchase of in-building cellular services only, we believe it provides us with the opportunity to offer the next generation private LTE and gunshot detection solutions that we are currently developing. We plan to include gunshot and drug detection solutions in conjunction with our in-building cellular services as a part of a pilot project offered to over 40 of the CTPA members requesting to be included in the pilot program. Wytec is currently designing a high-definition video presentation to illustrate the combined benefit of an integrated solution to both cities and schools across America and internationally.

Substantial funding is available for school districts under the Infrastructure and Jobs Act (H.R. 3684), signed into law by President Biden on November 15, 2021. The Infrastructure and Jobs Act dedicates significant funds designed for multiple broadband initiatives and most recently school safety services particularly in underserved student populations within the United States.

In the fourth quarter of 2023, we invested $600,000 in Insurance Resources, LLC, a South Dakota limited liability company (“IRLLC”). IRLLC is invested in technology that we are interested in utilizing for our in-building solutions.

Industry Overview

Since the 1990s, a series of intergovernmental summit meetings have been conducted to resolve what has been popularly defined as the “Digital Divide.” The Digital Divide refers to the gap between those able to benefit from the internet and those who are not. This movement has energized solutions in public safety policy, technology design, finance, and management allowing all U.S citizens equal connectivity to the latest broadband advancements. In 2021, the movement was further empowered by the massive economic and social disturbance of COVID-19. Thus, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law providing $1.9 trillion in funding to bridge the Digital Divide, with $122 billion being allocated for Elementary and Secondary Emergency Relief continuing the program started under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

As a result of the increased need for greater data capacity and school safety initiatives, there has been an emergence of new technologies to address public safety concerns as well as to support the aggressive growth of the Internet of Things (“IOT”) solutions. The next generation of wireless communication services, 5G, has been introduced to America’s future communications needs for supporting both wired and wireless broadband connectivity. For the U.S. cellular industry to meet this challenge, a radical change has occurred in network architecture introducing the concept of “densified” networks involving millions of small cells to be installed throughout the U.S. utility infrastructure utilizing America’s existing utility poles. Wytec is an owner of patented small cell technology called the LPN-16 designed to be installed on utility poles. We have most recently seen the aggressive emergence of AI, ML, and blockchain technologies. Wytec has embraced these technologies in its next generation LPN-16 small cell.

Today, 4G depends significantly on “Macro” cell towers for the majority of America’s cellular traffic. These towers, which are easily recognized across America’s landscape, stand several hundred feet in height and support antennas six to nine feet in length. These sizeable towers cost mobile operators billions of dollars to construct and millions more to operate. Macro towers were originally designed to support cellular signals in a radius of two to three miles or more and provide service for thousands of subscribers. This design is no longer adequate in meeting current consumer demand or the anticipated speeds of 5G.

To overcome this inadequacy, Wytec believes that 5G network architecture will need to densify coverage areas with the use of small cells, which are designed to be mounted on utility poles permitting the flexibility of placement throughout a city supporting citywide ubiquitous coverage. Small cells are designed with three primary objectives in mind: increase data capacity, reduce latency in support of IOT solutions, and reduce higher-power transmission signals thus reducing dangerous radiation transmission. Wytec believes that small cells will be the driving force behind 5G and the upcoming 6G services enabling faster speeds on current and future communication devices, including Smartphones and other smart devices. According to an article by PricewaterhouseCoopers International Limited, “5G networks can’t succeed without a small cell revolution.”

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

Another key feature and differentiator of Wytec’s LPN-16 design is its ability to rapidly expand private LTE networks. Already, the City of San Antonio, in a recent article, has indicated a major initiative to deploy a citywide private network to be integrated with its school districts in support of greater distance learning capabilities and increased public safety. Though much of the funding support could rely on federal relief programs, Wytec believes that it can present a way of “self-funding” these needed initiatives through a collaboration involving existing ISDs’ federal funds (already in place), revenue derived from a private LTE network (owned by both the city and ISD), and private funding from the capital markets.

Today, carriers dominate the mobile cellular industry, but due to 5G deployment requiring small cells to be installed on utility poles, city governments have significant influence over small cell deployments in accordance with “right of way” regulations requiring pole access. This legal authority of municipalities has had a major impact on the slow speed of 5G deployment throughout America’s cities. Without this legal authority, municipal governments fear that carriers could further dominate their presence by overcrowding America’s utility poles with small cells leaving both an eyesore and potential hazards. We believe that Wytec’s LPN-16 diminishes these concerns due to its multi-carrier features allowing for multiple operators to gain access to poles and utilize the network simultaneously.

Revenue Opportunities

In October 2019, Wytec, participated in a RFP issued by the Laredo ISD in Laredo, Texas involving in-building cellular enhancement for the ISD. Wytec won the RFP with the lowest bid and desired technology choice and was awarded the Laredo Contract consisting of 42 buildings within the district with a contract value of approximately $1M. Laredo ISD is a member of the CTPA consisting of 150 other ISDs. Due to language within the Laredo Contract under Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet. The Laredo ISD winning bid was $0.39 per square feet. In October 2022, the Laredo Contract was renewed and extended to October 2024 with the price per square foot increased to $1.54. Assuming all CTPA members took advantage of the $1.54 price per square foot updated pricing, Wytec could realize revenues of approximately $1.2 million through October 2024. Wytec is now building out its second school district under the benefit of Section 791.001 of the Texas Code and is aligning itself to manage a more aggressive build-out over the extended contract period.

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

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

The LPN-16, recognized by USPTO patent number 9,807,032, as expanded by USPTO patent number 10868775 B2, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. However, due to the recent Federal Communications Commission (“FCC”) commercialization of the Citizens Broadband Radio Service (“CBRS”) spectrum, Wytec is able to expand its private LTE network configuration more rapidly to support other technologies such as DAS for public safety, gunshot detection, remote learning, and multiple other Internet of Things (“IOT”) applications. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the IOT, and a host of other related telecommunications services.

We believe Wytec offers a powerful alternative to the in-building cellular enhancement market which consists of signal boosters, small cells, and related indoor DAS (“SmartDAS”). DAS is designed to strengthen cellular signals in facilities where materials interfere with cellular frequencies and diminish the quality of a cellular call or data usage. DAS may be deployed indoors (an “iDAS”) or outdoors (an “oDAS”), and is a way to deal with isolated spots of poor cellular coverage inside a large building by installing a network of relatively small antennas throughout the building to serve as repeaters. Traditional DAS requires the support of the carrier to allow access to their network and can take months to obtain and cost substantially more.

We believe that our SmartDAS solution, which costs about one third (1/3) of the cost of traditional DAS, is a viable alternative solution without the tedious and sometimes delayed support of the carriers. The Company has already deployed the service in more than 20 building facilities. Wytec has established valuable vendor relationships for in-building solutions with Nokia, Ericsson, Samsung, and Nextivity.

Wytec, with its preferred vendor relationships, plans to generate revenues deploying in-building, private LTE and public safety services in 2024.

Customer Concentration

During the year ended December 31, 2023, we received approximately 88% of our gross revenues from our cellular enhancement contract with the Laredo ISD in Bexar County, Texas. Total revenues for the year ended December 31, 2023 were $255,634, and revenues from the Laredo Contract during this period was $224,466. Purchase orders for other Alliance ISDs aggregate under this single contract, but we believe that the selling opportunities are far more varied than suggested by the revenue associated with the Laredo Contract because many different ISDs are available to purchase our products and services through the Laredo Contract without competitive bidding and other lengthy procedures. Accordingly, our customer base is already diversifying with the recent signing of a contract with the Round Rock ISD. Our terms for cellular enhancement services, as reflected in the Laredo Contract, are already pre-approved by the CTPA, which is comprised of over 190 school districts in central Texas. We have, however, only completed a few projects for private commercial enterprises (although we have installed cellular enhancement solutions on some notable buildings, such as the Johnson Space Center in Houston, Texas), and have not extensively pursued business in that sector of the market. The loss of our relationship with the CTPA would have a material adverse impact on our future results of operations, financial condition, and business performance.

In 2019, Wytec engaged Southwest Research Institute along with Bexar County, Texas to develop a private LTE network pilot utilizing the Nokia CBRS small cell technology. Wytec served as the general contractor of the pilot project and provided cellular wireless connection to a limited number of homes within the Southwest Independent School District (“SWISD”) within Bexar County, Texas. Upon completing the pilot project, SWISD determined that the government funds available to move forward with additional coverage of the SWISD would be better served by directing the funds to teachers rather than students and the pilot project was never expanded. Since this event, Wytec has now begun developing new technologies, such as gunshot detection, to be included in its in-building and private LTE services to enhance its service offerings.

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

Agreement with Laredo School District

We entered into an In-Building Wireless Solution Agreement with Laredo on or about September 19, 2019. The Laredo Contract is the result of a RFP circulated by Laredo in 2019 for the design, installation, and maintenance of a cellular enhancement system for Laredo’s schools and school buildings. It contains detailed specifications and performance requirements for the system. We won the Laredo Contract through competitive bidding and submission of a comprehensive response to the RFP. The price of the system for Laredo is fixed by turnkey cost covenants by us in the Laredo Contract. We are required to provide ongoing maintenance services for the system. These services are promised by us at fixed turnkey prices in approved budgets at contract commencement. The Laredo Contract has an initial term of three years, subject to evaluation and renewal for up to two more years through September 19, 2024. Additional items not subject to the turnkey provisions can be ordered by Laredo or other ISDs that work under our contract by submission of purchase orders to us. Specified insurance certificates must be obtained and maintained during the term of the Laredo Contract. We are required to furnish standard minimum manufacturer’s warranties to Laredo, and Laredo does not waive any warranties, whether express or implied. Laredo has the right to terminate the Laredo Contract for “cause” or without “cause” at any time. The Laredo Contract provides that we indemnify Laredo for losses, costs or liabilities it may incur due to our performance of services or provision of goods. Laredo is not obligated to indemnify us. The Laredo Contract confers on Laredo the right to audit our project books and records, and contains a “No Arbitration” clause. It also prohibits conflicts of interest in any matter involving or affecting the projects.

As a result of the Laredo RFP award, Wytec was chosen as the vendor of choice for the Round Rock ISD in Round Rock, Texas. Wytec is continuing to receive purchase orders from both Round Rock and Laredo ISDs for its in-building cellular solutions.

Memorandum of Understanding with Trabus Technologies

In March 2023, we entered into a Memorandum of Understanding (“MOU”) with Trabus Technologies to expand the capabilities of our patented LPN-16 to include a peer-to-peer technology developed and patented by Trabus Technologies. We believe that the new technology known as Spectrally Efficient Peer to Peer or “SEPP” will significantly enhance and rapidly expand Wytec’s small cell coverage due its ability to convert any cellular device into an additional transmitter instantaneously preventing any point of failure on Wytec’s private LTE network. The final agreement between Wytec and Trabus Technologies is expected to specify multiple phases of development prior to conducting a pilot project directed at an ISD and its surrounding city. Wytec plans to identify a pilot project upon concluding phase 2 of a proposed phase 3 development period to commercialize the enhanced LPN-16 technology before the end of 2024.

Competition

There are numerous existing and commercially available methods of providing both small cell technology and high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share in this highly competitive market. We believe the principal competitive factor affecting our lines of business for LPN-16 is its “neutral host” feature allowing multiple carriers to host on one small cell. Additionally, Wytec’s business model invokes a universal placement strategy through its relationship with cities interested in universal support for its school districts. We believe this has placed Wytec in a unique position to incorporate a neutral host small cell that has universal placement throughout a city.

Small Cell Market. Fortune Business Insight expects the global small cell 5G network market size to reach $17,944.5 million by 2028, exhibiting a compounded annual growth rate of 54.4% during the forecast period. According to Fortune Business Insights, surging investments by governments in IT projects can have a tremendous impact on the market growth in the foreseeable future.

Competition by Service (Internet). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice, and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. Although we have our own hybrid wired-wireless network for delivering our own branded version of 5G Internet services, we also provide, through wholesale agreements, a 4G LTE voice, text, and data service through four of the largest U.S. wireless carriers. These services have significant competition from the carriers providing similar services at less cost and using other communications technologies unavailable to us, as well as having substantial financial resources and brand awareness that we do not have. While some of these technologies and services are now operational, others are being developed or may be developed. As a 4G LTE MVNO, we compete for customers based principally on providing better and lower cost services.

Competition for Tower Site Location Rentals (Access). For the deployment of Wytec’s small cell, adequate access to rights-of-way on buildings and utility poles is necessary. There are a number of other local, regional, and national parties interested in building/utility pole space access. This includes the equipment used by various public utilities, including electric utilities, major cellular carriers, fiber optic companies, and cable companies, and may also include equipment placed by the municipality for public safety.

Intellectual Property

In October 2017, Wytec was granted a patent for its LPN-16 technology by the USPTO, patent number 9,807,032. In December of 2020, Wytec was granted a second patent for additional claims to its LPN-16 and device by the USPTO, patent number 10868775 B2. In October 2023, Wytec filed two provisional patents related to upgrading its LPN-16 software to include AI, ML, and blockchain technologies. We may be subject to legal proceedings and claims in the ordinary course of business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or curtail our product and service offerings. We may also need to redesign some of our products or services to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could adversely affect our business.

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

Employees

As of December 31, 2023, we have five full-time employees and one part-time employee. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we can earn additional revenue through organic growth, acquisitions and strategic alliances during 2024, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Risks Related to Our Business and Marketplace

If we are unable to renew lease agreements for the locations where our equipment is installed, our business could be harmed. We constructed our first wireless network in Columbus, Ohio to include the installation of our millimeter wave equipment on select rooftops and other structures (our Diamond Ring) pursuant to lease or license agreements designed to send and receive wireless signals necessary for the operation of the network. While we have tested this network, we have not yet launched it for daily commercial operations and have not yet built any other networks, although we are currently doing several cellular enhancement installations, and are building a private LTE network for Bexar County, Texas. Nevertheless, we would typically seek five-year initial terms for our leases with three-to-five-year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, or breach those agreements with us, we would be forced to seek alternative arrangements with other building owners or providers. If we are unable to continue to obtain, retain, or renew such leases on satisfactory terms, our business would be harmed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future. Our current business was launched in 2011 and has incurred losses in each year of operation. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected and we may be unable to continue to operate as a going concern.

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

Our Link program was terminated, and we may have liability with respect to the remaining outstanding Links. Through January 2016, Wytec had been relying primarily on the sale of registered links and related equipment and services (“Links”) through Wylink, Inc., a former wholly owned subsidiary which we dissolved in 2020, for revenue and working capital. Wylink terminated the offer and sale of Links in January 2016, except for two sales in July 2016. From June 2016 to December 2017, Wytec had been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e., one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2018). Subsequently, in 2018, 2019 and 2022, Wytec has been making exchange offers for Links by offering shares of common stock and warrants for them. As of December 31, 2023, we had repurchased all but 22 outstanding Links that currently remain with third party owners. Those outstanding Links include 8 that are activated and 14 that are not yet and may not be activated. We are generally retaining activated (“live”) Links that are repurchased by us and letting pending Links lapse for the present. Once Links were sold, Wytec incurred substantial costs to provide equipment and make related lease payments on activated Links. We have recently shifted its focus to in-building cellular and private LTE services, respectively, and to its patented LPN-16 technology. Consequently, we do not plan to sell, lease, use, or activate any additional Links. Wytec has executed a plan to repurchase the Links connected to its registered Link program and in the process of purchasing the remaining 22 links in order to strengthen our balance sheet by having holders exchange them for equity. We may offer Link holders the opportunity to exchange such Links based on the reference price. We have recorded a current liability for “other payables” on our balance sheet for the remaining outstanding Links of $895,000 of which a total of $560,000 of the Links have been converted into common stock as of December 31, 2023, which results in an outstanding other payable balance of $335,000, We cannot assure that we will be able to retire the rest of the outstanding Links, or that we will not have claims asserted by Link holders against us for forced activations and lease renewals or refunds.

Our success depends in part on the results of current and planned tests of our proprietary LPN-16 technology. Testing thus far has included environmental and radio frequency interference testing with our manufacturer and multiple speed tests utilizing an integrated 2.4GHz and 5GHz Qualcomm 802.11ac chipset which we completed in December 2014. Additional tests are expected to include proof of concept testing for network load balancing, public safety Band 14 and mobile network operator mobile data offloading, and WiFi and backhaul network testing. While we expect future tests of our LPN-16 to go well since preliminary testing of the technology in San Antonio, Texas was positive, the LPN-16 may not work as we have currently designed and constructed it, causing us material delays and harm. If the LPN-16 fails the upcoming tests or the tests are materially delayed, it could have a material adverse impact on our financial condition, operating results, and business performance. The timing of the commencement of the launch of the LPN-16 product line is currently uncertain, and may be delayed until we have more capital to fund it. We cannot assure that our LPN-16 or any other proprietary technology that we develop will be successful, will work as planned, or can be commercialized or monetized profitably.

If our planned comprehensive testing of the LPN-16 with Trabus Technologies does not yield favorable results, the execution of our business plan could be delayed or otherwise adversely effected. We are planning to conduct comprehensive trials in the near future with Trabus Technologies to test the efficacy of the LPN-16, and while we expect good results with respect to transmission speed, capacity, latency, clarity, and related performance parameters, we cannot assure that the actual results will not be less than expected. We cannot assure the date on which the trials will be conducted and completed. The trials with satisfactory results are a necessary predicate to commercializing and deploying our LPN-16 small cell technology. We cannot assure that performance results that will be experienced in the upcoming trials. If the results are not satisfactory, we will be delayed in the execution of our business plan, our costs will rise as we make necessary adjustments to the prototypes, and our anticipated revenue will be reduced or delayed.

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

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyber security threats or other security vulnerabilities. Cybersecurity risks and attacks continue to grow. Cybersecurity attacks are evolving and not always predictable. Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, theft of private or other sensitive information, or inadvertent acts or omissions by our vendors or our own employees could result in the loss, disclosure, or misuse of confidential or proprietary information, and could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to, or mitigate any events. We may not have adequate insurance coverage to compensate us for losses from a security incident. Accordingly, the impact of a data security incident could have a material adverse effect on our business, results of operations, and financial condition.

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. Laredo ISD generated approximately 88% of our revenue during the year ended December 31, 2023 and 76% of revenue during the year ended December 31, 2022. Although we have preferred vendor status with the CTPA of which Laredo is a member, along with approximately 150 other school districts in Texas, the high concentration of revenue from a limited number of customers creates a risk that our revenue may decrease substantially if we were to lose any significant customer. We cannot assure that our current main customers will continue to purchase our products and services in the future.

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

Our ability to protect our intellectual property is uncertain. We assigned our five patents to our former subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the patents on behalf of us and itself through Wytec, LLC. All five previous patents prior to 2017 have expired. In 2017, we re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. On October 31, 2017, we received our first patent on the LPN-16 (patent number 9,807,032). In December of 2020, Wytec was granted a second patent (patent number 10868775 B2), for our additional claims to our original 2017 patent. In October of 2023, Wytec filed for two additional provisional patents to be integrated with its two previous patents while including both artificial intelligence (“AI”), machine learning (“ML”), and blockchain technologies. Although we have applied for additional patents and may continue to do so in the future, we cannot assure that these patents or any other patents that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device which has now expired and is no longer usable. Wytec plans to replace the software components with its own two provisional patents, filed in October 2023, designed with AI, ML, and blockchain technologies.

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

Our business is subject to government regulation. Aspects of our telecommunication business are subject to and designed to comply with the regulations of the Federal Communications Commission (“FCC”). A change in those regulations or significant diminution of the right to access, use or license of the spectrum that we seek may have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally, including without limitation those governing employment, construction, permit requirements, the environment, and health and safety, those governing the telecommunications industry, and the FCC. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

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

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We currently have debt as of December 31, 2023 of $710,000 of promissory notes due and payable on various dates through December 2024, $364,515 of convertible promissory notes due and payable through December 2024 and $21,609 of notes payable for equipment financing due and payable on various dates through December 2024.

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

We may face litigation in the future. We may incur substantial legal fees and costs in connection with future litigation, if any. The Company carries officers’ and directors’ liability insurance, as well as other forms of insurance customarily carried by companies such as Wytec, but we cannot assure that our insurance policies will be adequate to cover all of our litigation costs. There is also a risk that we could face litigation and regulatory claims that could have a material adverse effect on our financial condition, operating results, and business. For example, a former Link holder and current common stockholder of Wytec has requested a refund of her payments to Wytec. While we do not believe that this individual is entitled to a refund, Wytec has been amenable to refunding her, but not in excess of the amount she paid to Wytec. To date Wytec has refunded $80,000 to her, but she has not properly returned the shares of common stock so they may be canceled. If this individual commences litigation or we become involved in other litigation, there could be a material adverse effect on Wytec.

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

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for our products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for our products, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, cellular network carriers and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products; and insolvency.

A downturn in the economic environment could also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our liquidity, which is currently minimal; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition, and growth.

Our ability to compete successfully depends heavily on our ability to ensure a continuing and timely introduction of innovative new products, services and technologies to the marketplace.

We could be subject to changes in our tax rates, the adoption of new U.S. or state tax legislation or exposure to additional tax liabilities. We are subject to taxes in the U.S. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in states with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot assure the outcome of these examinations.

Impact of supply chain issues on Wytec’s business. Wytec expects delays in the commencement of various installations because of material and equipment shipping delays as a result of supply chain issues that began during the COVID-19 pandemic. Until the disruption to commerce at all levels of industry subsides, we expect that we will continue to experience delays in our supply chain. Although we are taking measures to mitigate the effect of these supply chain issues on our business as much as possible, we are unable to predict the overall impact of continued delays in our receipt of necessary materials and equipment on us at this time.

Risks Related to Our Common Stock

No market for our common stock currently exists, and an active trading market may not develop or be sustained. Our stock price may fluctuate significantly. There is currently no public market for our common stock. We intend to apply to have our common stock quoted and traded on the OTC-QX Market or the NASDAQ Capital Market. We cannot assure that our application for listing our common stock for trading on the NASDAQ Capital Market will be accepted. In order to have our common stock quoted for public trading on the OTC-QX Market, which is an over-the-counter market, not an exchange, we must have a market maker registered with FINRA to sponsor our application for a trading symbol for that over-the-counter market. We cannot assure that we will find a market maker to sponsor our common stock for public trading. An active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price and trading volume being depressed or volatile. We cannot predict the prices at which our common stock may trade. The market price of the common stock may fluctuate widely and decline, depending on many factors, some of which may be beyond our control.

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

Our president owns voting control of us. For so long as any shares of our Series C Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote in an amount equal to 51% of the total vote with respect to all matters submitted to a vote of the shareholders of Wytec. Since our president is the owner of all of our outstanding shares of Series C Preferred Stock, he beneficially owns at least 51% of the outstanding votes with respect to our capital stock. Accordingly, the president of Wytec is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may not be in the best interests of all of our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C Cybersecurity.

Risk Management and Strategy

In the ordinary course of our day-to-day business, we receive, process, use, store, and share digitally data, including user data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy.

To this end, we have implemented a Security Incident Response Plan (“SIRP”) designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. Our SIRP is managed and monitored by a dedicated security/information systems team and includes mechanisms, controls, technologies, systems, policies, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them.

Our SIRP is as follows:

1.	Preparation—perform a risk assessment and identify sensitive assets. Our team includes an outside security/information systems team that provides managed services on a regular basis.

2.	Identification—monitor information technology systems and detect deviations from normal operations and see if they represent actual security incidents. When an incident is discovered, collect additional evidence, establish its type and severity, and document the incident.

3.	Containment—perform short-term containment, for example by isolating the network segment that is under attack; then focus on long-term containment, which involves temporary fixes to allow systems to be used in production, while rebuilding clean systems.

4.	Eradication—remove malware from all affected systems, identify the root cause of the attack, and take action to prevent similar attacks in the future.

5.	Recovery—bring affected production systems back online carefully, to prevent additional attacks. Test, verify, and monitor affected systems to ensure they are back to normal activity.

6.	Lessons learned—no later than two weeks from the end of the incident, perform a retrospective of the incident. Prepare complete documentation of the incident, investigate the incident further, understand what was done to contain it, and determine whether anything in the incident response process could be improved.

Governance

The audit committee of our board of directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

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

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share, 4,100,000 of which have been designated as Series A Preferred Stock, 100,000 of which are issued and none of which are outstanding as of December 31, 2023, 6,650,000 of which have been designated as Series B Preferred Stock, 44,535 of which are issued and none of which are outstanding as of December 31, 2023, and 1,000 of which have been designated as Series C Preferred Stock, 1,000 of which are issued and outstanding as of December 31, 2023.

As of December 31, 2023, there were 940 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2023, there were 13,288,692 shares of our common stock issued and outstanding.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Equity Compensation Plan and Information

During 2023, the board of directors of the Company approved a compensation plan for the directors of the Company pursuant to which each quarter, commencing for the fourth quarter of 2023, each director will receive $18,750 of shares of the Company’s common stock in consideration for such director’s valuable services as a director of the Company (i) based on the most recent valuation report received by the Company for its common stock if the Company’s common stock is not quoted on the NASDAQ Capital Market or equivalent or higher public securities trading market (each a “Trading Market”) during the applicable quarter or (ii) based on the average closing price that is quoted on a Trading Market (if more than one, the one with the then highest trading volume) during the applicable quarter if the Company’s common stock is quoted on a Trading Market at any time during applicable quarter. For services provided during the fourth quarter of 2023, each director received 1,673 shares of the Company’s common stock.

During 2023, the board of directors of the Company also authorized the issuance to each director of the Company of $18,750 of shares of the Company’s common stock, based on the most recent valuation report received by the Company for its common stock, for each quarter of valuable services provided to the Company by such director from the date of such director’s appointment through September 30, 2023 for a total of 261,603 shares of common stock.

In October 2023, the director of operations and corporate secretary of the Company received 25,000 common stock purchase warrants exercisable on a cash or cashless basis at an exercise price of $5.00 per until October 11, 2026 in consideration for her services to the Company.

We have not yet, but may in the future, establish a management equity incentive plan pursuant to which stock options and restricted stock awards may be authorized and granted to the executive officers, directors, employees, and key consultants of Wytec.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2023, the Company issued a total of $890,000 of 9.5% secured convertible promissory notes (the “Notes”) to a total of four investors pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders may convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market.

Warrants

As of December 31, 2023, we have outstanding 2,925,596 warrants to purchase our common stock all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $2.50 per share, 226,075 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 72,107 are exercisable on a cash or cashless basis at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise, and 534,914 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company,” “we,” “us,” or “our”), is a designer and developer of small cell technology and wide area networks designed to support 5G network deployments across the United States. Currently we offer in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution “private LTE” solutions utilizing multiple vendors through a channel agreement with Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors across the world. Concurrently, Wytec is the owner of patented small cell technology, which we call the “LPN-16,” designed to support dense citywide 5G network coverage. Small cell technology is purported by PricewaterhouseCoopers International Limited to be the key component to 5G deployment.

In September 2023, we engaged Trabus Technologies to begin Wytec’s artificial intelligence (“AI”), machine learning (“ML”), and blockchain software development in preparation for a series of state and federal pilot projects to be conducted across the United States which are expected to commence in the second or third quarter of 2024. In October 2023, Wytec filed two provisional patent applications with the United States Patent and Trademark Office (“USPTO”) to enhance its LPN-16 small cell to include AI, ML, and blockchain technologies capable of supporting advanced multi-sensor technology.

In October 2023, Wytec signed a development agreement with Lemko Corporation to manufacture the updated version of our LPN-16 with AI, ML, and blockchain technologies. This agreement was signed in conjunction with our development of an integrated solution with the Nextivity Corporation (“Nextivity”) to enhance the in-building solution, utilizing Nextivity’s Cel-Fi, we currently sell to the over 190 Independent School District (“ISD”) members of the Central Texas Purchasing Alliance (“CTPA”). Wytec plans to include gunshot and drug detection solutions in conjunction with its in-building cellular services as a part of a pilot project offered to over 40 of the CTPA members requesting to be included in the pilot program.

We expect 5G to have a transformative impact on the economy and we believe that 5G citywide deployments will rely substantially on small cell technology to facilitate this impact. We believe our LPN-16 small cell can solve many of the long-term challenges faced by operators needing access to implement their 5G initiatives. It can also assist cities challenged with on-going technology upgrades, network growth demands, political hurdles, and new business models needed to realize the benefits of a 5G network. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the standards for 5G deployment and, for operator needs, adheres to the Federal Communications Commission (“FCC”) policy initiatives addressing public safety and First Responder initiatives. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support neutral host features and performance. The FCC’s goal of “shared used” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs, and promote access to infrastructure which reduces barriers to deployment and incentivize the sharing of resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of Wytec’s 5G development business model, FCC policy initiatives, and customer business usage which we believe could lead to additional patentable property. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core value of the Company.

We have recruited and hired a seasoned management team with both private and public company experience and relevant technical and industry experience to develop and execute our operating plan. In addition, we have identified key engineering resources for intellectual property development, antenna development, and hardware, software, and firmware engineering, as well as integration and testing that we believe will allow us to continue to expand our technology and intellectual property.

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

Revenue is recorded and recognized when installation is complete. Maintenance and monitoring rates are pre-set based upon the building’s square footage. Cost of sales includes all equipment and labor that is connected to a project and all other costs are general and administrative. Laredo Independent School District projects are subject to contracted rates

Network service revenues are recognized each month as services are rendered.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2023, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues for the year ended December 31, 2023 were $255,634 compared to revenues of $413,858 for the year ended December 31, 2022, which resulted in a decrease of $158,224, or 38%. Our revenues decreased in 2023 compared to 2022 due to a decrease in revenue from our Cel-Fi services. Revenues from the sale and installation of Cel-Fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $225,388 in 2023 and $386,325 in 2022, which resulted in a decrease of $160,937. Our revenues increased from network and other services including fixed wireless services, which totaled $30,246 in 2023 and $27,533 in 2022, representing an increase of $2,713. The revenue increase in network services was predominately due to an increase in monitoring and maintenance services provided.

Cost of sales for the year ended December 31, 2023 was $170,904, a decrease of $168,892 or 50%, from $339,796 for the year ended December 31, 2022. Our cost of sales decreased primarily due to decreased costs related predominately to the decrease in revenues related to our contract with Laredo and Wytec had increased inventory in 2022 due to long lead times from China for project installations set for the first six (6) months of 2023.

Selling and general and administrative expenses were $2,999,384 for the year ended December 31, 2023 compared to $1,932,595 for the year ended December 31, 2022, which resulted in an increase of $1,066,789 or 55%. The increase in our selling and general and administrative expenses was largely due to the issuance of common stock for board member compensation in 2023 which did not occur in 2022. Salaries and wages expenses were $772,295 for the year ended December 31, 2023 compared to $863,051 for the year ended December 31, 2022, which resulted in a decrease of $90,756 or 11%. The decrease in salaries and wages is due to fewer employees employed by the Company during 2023.

Research and development costs were $131,759 for the year ended December 31, 2023 compared to $-0- of research and development costs for the year ended December 31, 2022, which resulted in an increase of $131,759. The increase in research and development costs is due to an increase in expenses incurred in the development of our LPN-16.

Depreciation expense was $42,355 for the year ended December 31, 2023 compared to $48,205 for the year ended December 31, 2022, resulting in a decrease of $5,850 or 12%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2023, we had a working capital deficit of $1,502,330. As of December 31, 2023, $335,000 of our current liabilities is defined as other payable due to link sales that have been funded by the customers, for which obligations to the customers have not yet been completely performed, or the link has not yet been repurchased by the Company. During 2019 deferred revenue was reclassified to other payable due to the Company exiting the business of installing registered links and related equipment and services (“Links”). The Company intends to relieve the liability through a combination of common stock and cash.

We estimate that we could need approximately $3,500,000 of capital or financing over the next twelve months to fund our planned operations, including the commercialization of our LPN-16 for supporting our private LTE services and paying down $1,114,515 of existing note payables that is expected to come due in the next twelve months as well as to pay out the $335,000 included in other payables for monies due to Link holders. Until the $335,000 is converted to common stock, the amounts are due on demand and, therefore, while unlikely to be demanded, the monies are included as an outflow over the next twelve months. Additionally, Wytec will look to extend or convert into common stock the debt of $1,074,515 that comes due in 2024, however, until negotiated, it is included as a cash need for the next twelve months. Approximately $2,048,183 of the cash needs relates to operational needs, including paying down current accounts payable of approximately $515,000, current portions of notes taken on equipment of $21,609, accrued interest of $129,574, and $1,382,000 of operations, that cannot be extended.

We anticipate that we will incur operating losses in the next twelve months. Our prospective customers budgetary allowances and funding, must be considered while considering the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2023 were $1,858,322 compared to $1,337,945 during the year ended December 31, 2022.

Cash Flow from Investing Activities

Our investing activities consist principally of the investment in Insurance Resources LLC.

The company purchased equipment totaling $848 in 2022 consisting primarily of computer equipment. There were no equipment purchases in 2023. However, during the year ended December 31, 2023, the Company made a $600,000 investment in another company. No such investment was made during the year ended December 31, 2022.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2023 were $2,929,334 compared to $1,162,467 during the year ended December 31, 2022. During the year ended December 31, 2023, we issued $605,866 in common stock from the exercise of warrants and during the year ended December 31, 2022, we issued $25,000 in common stock. During the year ended December 31, 2023, we also obtained financing for $2,376,515 while during the year ended December 31, 2022, we obtained financing for $1,030,000 and received $140,970 for common stock issued in 2021.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2023, our cash balance was $564,760. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Other Funding Arrangements

On September 28, 2023, (the “Effective Date”), we entered into a Share Purchase Agreement (the “SPA”) with Gem Global Yield LLC SCS (“GEM” or the “Purchaser”) and Gem Yield Bahamas Limited (“GYBL”). Pursuant to the SPA, we may sell to the Purchaser from time to time up to $100,000,000 (the “Aggregate Limit”) in shares of our common stock during the 36 month period after the first day on which the Company’s common stock trades on a nationally recognized United States stock exchange or any other exchange platform in the world (the “Public Listing Date”). Pursuant to the SPA, after the Public Listing Date, the Company may issue a draw down notice pursuant to which the Company may sell the Purchaser an amount of shares that shall not exceed 400% of the average daily trading volume for the 30 days immediately preceding the date on which the Company delivers the draw down notice. The per share price shall equal 90% of the average applicable Daily Closing Price (as defined in the SPA) of the Company’s common stock during the applicable Draw Down Pricing Period (as defined in the SPA). Notwithstanding the foregoing, within five trading days after the Public Listing Date, the Company may issue a draw down notice for an amount up to $10,000,000 of the Aggregate Limit. Unless earlier terminated as provided in the SPA, the SPA terminates automatically on the earliest of (i) thirty-six (36) consecutive months after the Public Listing Date; (ii) thirty-six (36) months from the Effective Date (as may be extended as provided in the SPA), and (iii) the date the Purchaser shall have purchased the Aggregate Limit.

Pursuant to the SPA, in consideration for these services, we agreed to pay GYBL the following consideration: (i) a commitment fee equal to two (2) percent of the Aggregate Limit (the “Commitment Fee”) payable in cash from the proceeds of the Draw Downs (as defined in the SPA) or in freely tradeable shares of common stock of the Company valued at the Daily Closing Price (as defined in the SPA) at the time of each Draw Down (as defined in the SPA), at the option of Wytec, deliverable as described in the SPA so long as the entire Commitment Fee is paid on or before the first anniversary of the Public Listing Date and (ii) a warrant granting GYBL the right to purchase shares of our common stock having an expiration date that is the third anniversary of the Public Listing Date at the exercise price and upon the terms set forth more fully in the SPA, up to the number of shares of common stock that is equal to 3.7% of the total number of shares of common stock outstanding calculated on a fully diluted basis as of the Public Listing Date (the “Warrant”). The Commitment Fee will not be payable and the Warrant will not be issuable if the Company’s common stock does not become publicly listed.

Pursuant to a Registration Rights Agreement, dated September 28, 2023, between us and the Purchaser and GYBL (the “Registration Rights Agreement”), no later thirty (30) calendar days after the Public Listing Date, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of common stock issuable pursuant to the SPA. Pursuant to the Registration Rights Agreement, we are obligated to have the registration statement declared effective by the SEC on the earlier of (A) the 45th calendar day after the date on which the registration statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that the registration statement will not be reviewed.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to Links previously sold by the Company had been completed, was reclassified to other payable due to the Company’s exiting the business of installing Links. During 2022, a total of $560,000 of this obligation to Link holders was relieved through the issuance of common stock pursuant to a Link buy-back offering, leaving a balance of $335,000 at December 31, 2023. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

Repurchase of Registered Links

During 2019, the Company refunded the purchase price of one Link for a total cash payment of $35,000, for the return of the Link and elimination of related obligations. Wytec, at its sole discretion, has at times refunded the purchase price of Links before the Links were installed and absent the acceptance of repurchase under a Link buy-back offering. This action resulted in a corresponding reduction of unearned revenue. During 2022 and 2023, no Link refunds were given.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $31,109,214 at December 31, 2023, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, we cannot assure that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2023 and which are not yet effective. The following is a list of pronouncements that the Company will adopt:

Effective as of January 1, 2023, the Company adopted the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wytec International, Inc. (the "Company") as of December 31, 2023, the related statements of operations, stockholders’ deficit and cash flows, for the year then ended, and the related notes to the financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ HORNE LLP

We have served as the Company's auditor since 2023.

Ridgeland, Mississippi

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wytec International, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

August 10, 2023

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

	2023	2022
Assets
Current assets:
Cash	$564,760	$93,748
Accounts receivable	–	1,500
Inventory	30,303	95,939
Total current assets	595,063	191,187

Property and equipment, net	26,205	68,560
Investment in limited liability company	600,000	–
Operating lease, right-of-use assets	–	12,280

Total assets	$1,221,268	$272,027

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$391,104	$636,364
Accounts payable, related party	253,771	271,509
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	–	11,134
Contract liability	21,394	2,836
Notes payable, current portion	21,609	27,751
Convertible promissory notes, shareholders	–	705,900
Convertible promissory notes	364,515	380,000
Promissory notes, shareholders	710,000	860,000
Total current liabilities	2,097,393	3,230,494

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	1,241
Notes payable, long term portion	–	21,904
Total long-term liabilities	–	23,145

Total liabilities	2,097,393	3,253,639

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at December 31, 2023 and 2022	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at December 31, 2023 and 2022	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 shares issued and 1,000 shares outstanding at December 31, 2023 and 2022	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 13,288,692 and 12,195,166 shares issued and outstanding at December 31, 2023 and 2022	13,287	12,194
Additional paid-in capital	30,558,906	25,118,099
Accumulated deficit	(31,109,214)	(27,798,201)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	–	25,400
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(876,125)	(2,981,612)

Total liabilities and stockholders' deficit	$1,221,268	$272,027

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022

Revenues	$255,634	$413,858
Cost of revenues	170,904	339,796

Gross profit	84,730	74,062

Expenses:
Selling, general and administrative	2,999,384	1,932,595
Research and development	131,759	–
Depreciation and amortization	42,355	48,205
Operating expenses, net	3,173,498	1,980,800

Net operating loss	(3,088,768)	(1,906,738)

Other income (expense):
Other income	14,679	–
Interest expense	(236,924)	(174,917)
Total other expense	(222,245)	(174,917)

Net loss	$(3,311,013)	$(2,081,655)

Weighted average number of common shares outstanding - basic and fully diluted	12,278,022	10,533,951

Net loss per share - basic and fully diluted	$(0.27)	$(0.20)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A		Class B		Class C				Common		Class A Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	6,954,366	$6,954	0	$0	100,000	$(179,368)

Issuance of common stock for services	–	–	–	–	–	–	25,000	25	–	–	–	–

Receipt of cash for common stock already issued	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of common stock in exchange for link obligations	–	–	–	–	–	–	119,000	119	–	–	–	–

Warrants issued to gain access to line of credit	–	–	–	–	–	–	–	–	–	–	–	–

Warrants issued with promissory note	–	–	–	–	–	–	–	–	–	–	–	–

Conversion of warrants to common stock	–	–	–	–	–	–	5,000	5	–	–	–	–

Conversion of series A preferred stock to common stock	(2,280,000)	(2,280)	–	–	–	–	2,280,000	2,280	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	(2,811,800)	(2,811)	–	–	2,811,800	2,811	–	–	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2022	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	–	$–	100,000	$(179,368)

Conversion of note payable into common stock	–	–	–	–	–	–	683,145	683	–	–	–	–

Cancellation of subscription payable	–	–	–	–	–	–	–	–	–	–	–	–

Warrants exercised for cash	–	–	–	–	–	–	121,173	121	–	–	–	–

Cashless warrants exercised	–	–	–	–	–	–	20,913	21	–	–	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–	–	–

Warrants issued as compensation							–	–	–	–	–	–

Stock issued for board member compensation	–	–	–	–	–	–	268,295	268	–	–	–	–

Net loss for the year ended December 31, 2023	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2023	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287	–	$–	100,000	$(179,368)

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Subscriptions	Deposit for Future Stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Payable	Receivable	Subscription	Deficit	(Deficit)
Balance, December 31, 2021	44,535	$(79,882)	$24,278,353	$(80,000)	$25,400	$(140,970)	$–	$(25,716,546)	$(1,880,822)

Issuance of common stock for services	–	–	124,975	–	–	–	–	–	125,000

Receipt of cash for common stock already issued	–	–	–	–	–	140,970	–	–	140,970

Issuance of common stock in exchange for link obligations	–	–	559,881	–	–	–	–	–	560,000

Warrants issued to gain access to line of credit	–	–	29,404	–	–	–	–	–	29,404

Warrants issued with promissory note	–	–	31,890	–	–	–	–	–	31,890

Conversion of warrants to common stock	–	–	24,995	–	–	–	–	–	25,000

Conversion of series A preferred stock to common stock	–	–	–	–	–	–	–	–	–

Conversion of series B preferred stock to common stock	–	–	–	–	–	–	–	–	–

Extension of warrants	–	–	68,601	–	–	–	–	–	68,601

Net loss for the year ended December 31, 2022	–	–	–	–	–	–	–	(2,081,655)	(2,081,655)

Balance, December 31, 2022	44,535	$(79,882)	$25,118,099	$(80,000)	$25,400	$–	$–	$(27,798,201)	$(2,981,612)

Conversion of note payable into common stock	–	–	3,409,776	–	–	–	–	–	3,410,459

Cancellation of subscription payable	–	–	–	–	(25,400)	–	–	–	(25,400)

Warrants exercised for cash	–	–	605,744	–	–	–	–	–	605,865

Cashless warrants exercised	–	–	(21)	–	–	–	–	–	–

Extension of warrants	–	–	3,471	–	–	–	–	–	3,471

Warrants issued as compensation	–	–	38,611	–	–	–	–	–	38,611

Stock issued for board member compensation	–	–	1,383,226	–	–	–	–	–	1,383,494

Net loss for the year ended December 31, 2023	–	–	–	–	–	–	–	(3,311,013)	(3,311,013)

Balance, December 31, 2023	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$–	$–	$(31,109,214)	(876,125)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(3,311,013)	$(2,081,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,355	48,205
Amortization of debt discount	–	31,890
Amortization of debt issuance costs	–	29,404
Reversal of stock based compensation	(25,400)	–
Warrant expense	42,082	68,601
Stock based compensation	1,383,493	125,000
Non-cash lease expense	12,280	11,781
Decrease (increase) in operating assets
Accounts receivable	1,500	7,312
Inventory	65,636	(62,445)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(57,700)	414,308
Accounts payable, related party	(17,738)	85,085
Contract liability	18,559	(3,650)
Operating lease liability	(12,376)	(11,781)
Net cash used in operating activities	(1,858,322)	(1,337,945)

Cash flows from investing activities
Purchase of investment	(600,000)	–
Purchase of equipment	–	(848)
Net cash used in investing activities	(600,000)	(848)

Cash flows from financing activities
Proceeds from issuance of unsecured promissory note	–	–
Proceeds from promissory notes, shareholders	25,000	650,000
Proceeds from issuance of convertible promissory notes	2,351,515	380,000
Proceeds from convertible promissory notes, shareholders	–	–
Payments on promissory notes, shareholders	(25,000)	–
Payments on notes payable	(28,046)	(33,503)
Proceeds from exercise of warrants	605,865	25,000
Proceeds from previously issued common stock	–	140,970
Net cash provided by financing activities	2,929,334	1,162,467

Net increase (decrease) in cash	471,012	(176,326)
Cash - beginning of period	93,748	270,074
Cash - end of period	$564,760	$93,748

Supplemental disclosures:
Interest paid	$8,727	$8,376

Non-cash investing and financing activities:
Conversion of series B preferred stock to common stock	$–	$2,811
Conversion of series A preferred stock to common stock	$–	$2,280
Conversion of non-convertible promissory notes, shareholders to convertible promissory notes	$–	$675,000
Conversion of accrued interest and note payable into common stock	$3,410,459	$–
Issuance of detachable warrants with Debt	$–	$31,890
Issuance of warrants to gain access to line of credit	$–	$29,404
Exchange of link obligations into common shares	$–	$560,000
Conversion of accrued interest into note payable	$–	$30,900

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, designs, manufactures, and installs carrier-class Wi-Fi solutions in the 70 and 80 gigahertz licensed frequency program to local government, Mobile Service Operations, National Telecommunications Operators, and corporate enterprises. Wytec was previously involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to their commercial and enterprise clients and has been engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allowed qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems which management believes have an alternative use is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During 2023 and 2022, all sales and installation revenue was recognized when the installation was completed.

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

Allowance for Credit Losses: The allowance for credit losses is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2023 and December 31, 2022.

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

No impairment was recognized during the years ended December 31, 2023 and 2022.

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

Stock Based Compensation: The Company measures stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of warrants using the Black-Scholes valuation model and the simplified method and recognizes expense using the straight-line attribution approach.”

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the warrants and stock price volatility. The fair value of the Company’s common stock is determined by the Board reasonably and in good faith with an independent valuation review, which requires judgmental inputs and assumptions such as cash flow projections, peer company comparisons, market data, growth rates and discount rate.

The expected term of the warrant is estimated using the contractual life as the Company has no historical information from which to develop reasonable expectations about future exercise patterns. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of warrants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses, convertible promissory notes and notes payable. The recorded values of these financial instruments approximate their fair values based on their short-term nature. The carrying value of long-term notes payable approximates fair value since the related rates of interest approximate market rates.

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

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

Cost Method Investment: Investments made by the Company are currently classified as cost method investment, or investments that do not hold any significant influence or control and do not have a readily-determinable fair value. As the investment does not have a readily-determinable fair value and as the investment is not into an investment fund, the measurement alternate approach, in accordance with ASC 321, is used to measure the fair value of the investment. The measurement alternate approach is defined as cost, less impairment, adjusted (increased or decreased) for information about fair value of the investment from observable price changes, whenever those occur.

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

Use of Estimates: The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the expense for warrants issued for services (see Note I for further details on estimates used to calculate warrant expense). Actual results could differ from those estimates.

Recent Accounting Pronouncements:

Effective as of January 1, 2022, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). The modified retrospective adoption of the new accounting principle did not have a material effect on the Company’s financial statements. As a result of the adoption of this new accounting principle, the Company was not required to separate any embedded conversion features in the Company’s convertible debt issued subsequent to January 1, 2022.

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

Effective as of January 1, 2023, the Company adopted the provisions of ASU 2016-03: Financial Instruments – Credit Losses (Topic 326). The new standard was issued in June 2016. The standard was issued with the intent of overhauling the processes of measuring credit losses on most financial assets carried at amortized costs, among others. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE B – GOING CONCERN

The financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $31,109,214 at December 31, 2023, and reported cash used by operations of $1,858,322 and working capital deficit of $1,502,330 as of and for the year ended December 31, 2023, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2023	2022

Point in Time	$225,388	$386,325
Over Time	30,246	27,533
	$255,634	$413,858

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $225,388 in 2023 and $386,325 in 2022. The contracts for the sale of in-building cellular systems generally include the performance obligation to sale and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $156,398 in 2023 and $314,098 in 2022. The amount of revenue earned related to installation and other services was $68,990 in 2023 and $72,227 in 2022. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $30,246 in 2023 and $27,533 in 2022. Network service revenues are recognized each month as services are rendered.

Due to the Company billing service agreements in advance and recognizing revenue for service agreements over time as more fully described in its accounting policy, the Company carries a contract liability balance proportional to the time remaining on each customer agreement. The Company issues invoices to customers for completed work as performance obligations satisfied as of a point in time are fulfilled and does not carry a contract asset balance for these performance obligations.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of December 31, 2023 that the Company expects to recognize over the next year is $21,394.

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

NOTE D – INVESTMENT IN LIMITED LIABILITY COMPANY

The Company made an investment into another company in the amount of $600,000 during the year ended December 31, 2023 for a total ownership percent of 0.56%. The investment is classified as a cost method investment as the fair value of the investment is not readily- determinable. The investment is valued as cost, less impairment, adjusted for any observable price changes. For the year ended December 31, 2023, there were no dividends received and the Company determined that no impairment existed at December 31, 2023.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2023	2022
Telecommunication equipment and computers	$299,943	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,325	9,325
Less: accumulated depreciation	(306,868)	(264,513)

	$26,205	$68,560

Depreciation expense for the year ended December 31, 2023 and 2022 was $42,355 and $48,205, respectively.

NOTE F – DEBT

	December 31,	December 31,
	2023	2022
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$21,609	$49,655

Unsecured promissory note payable to a director, of the Company, at 7% per annum, due in August 2024	625,000	625,000

Unsecured promissory note payable to the president, at 5% per annum, due in October 2024	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2023, converted to common stock	–	350,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	364,515	–

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on June 30, 2024	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 30, 2024, repaid	–	25,000

Unsecured promissory note to a director of the Company converted into a convertible promissory note, at 9.5% per annum, due on December 31, 2023, converted to common stock	–	385,658

Convertible promissory note payable to a shareholder and affiliate of a director of the Company, at 9.5% per annum, due on December 31, 2023, converted to common stock	–	320,242

Unsecured convertible promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2023, converted to common stock	–	30,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 31, 2024	25,000	–

Unsecured promissory notes payable to a director of the Company, at 7% per annum, due on December 31, 2023, converted to common stock	–	150,000
	$1,096,124	$1,995,555

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Mr. Christopher Stuart, a director of the Company, initially due in August 2021. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months, seven times, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised six extensions extending the maturity date of the note to August 13, 2024.

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 21, 2022. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The note bears simple interest at a rate of 5% per annum.

In June 2022, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”). The Notes together with all accrued and unpaid interest will be payable on or before December 31, 2023 and are secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “Warrants”). The Warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The termination date of this offering was initially September 30, 2022, but it was extended pursuant to the terms of the offering to January 28, 2023. The Company issued a total of $412,000 of Notes pursuant to this offering, all of which was converted into common stock and Warrants as of December 31, 2023.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 30, 2024. The note was paid during the year ended December 31, 2023.

In October 2022, we entered into an exchange agreement (the “Stuart Agreement”) with Mr. Christopher Stuart, a director of the Company, pursuant to which Mr. Stuart exchanged $385,658 of promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New Stuart Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New Stuart Note has not otherwise been automatically converted into shares of Wytec’s common stock, Mr. Stuart will have the option, on or before the maturity date, to convert all or a portion of the outstanding New Stuart Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. The New Stuart Note was converted into common stock and common stock purchase warrants during the year ended December 31, 2023.

In October 2022, we entered into an exchange agreement (the “ERI Agreement”) with Eagle Rock Investments, L.L.C., a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company (“ERI”), pursuant to which ERI exchanged $320,242 of promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023. If Wytec’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the New ERI Note will automatically be converted into shares of Wytec’s common stock at a rate equal to the price per share in the public offering. If the New ERI Note has not otherwise been automatically converted into shares of Wytec’s common stock, ERI will have the option, on or before the maturity date, to convert all or a portion of the outstanding New ERI Note into shares of Wytec’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, ERI will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. The New ERI Note was converted into common stock and common stock purchase warrants during the year ended December 31, 2023.

In November 2022, we borrowed $30,000 from a lender pursuant to an unsecured convertible promissory note, as amended in November 2023 to allow us to extend the maturity date of the note by up to three additional six month periods instead of two additional six month periods as set forth in the original note in consideration for adjusting the optional conversion rate of the note and providing for the possible issuance of warrants as below described. The note bears simple interest at a rate of 9.5% per annum and matures on December 31, 2023. In accordance with the November 2023 amendment, the lender has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on this promissory note into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, the lender will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless basis until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. Prior to the November 2023 amendment, the lender had the right to elect at any time until the maturity date, but no later than two (2) business days after the effective date of the initial public offering (“IPO”) of our common stock, to convert all or any portion of the outstanding principal and accrued interest on this promissory note into such number of fully paid and nonassessable shares of our common stock as is determined by dividing the dollar amount of the conversion by the initial IPO price per share of the Company’s common stock.

The note was converted into common stock and common stock purchase warrants during the year ended December 31, 2023.

In November and December 2022, we borrowed a total of $150,000 from Mr. Christopher Stuart, a director of the Company, pursuant to unsecured convertible promissory notes, as amended in December 2023 to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and the possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on this promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. The notes were converted into common stock during the year ended December 31, 2023.

In January 2023, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times.

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of December 31, 2023, the Company has issued a total of $2,289,515 of 2023 Notes pursuant to this offering, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023.

Future minimum payments consist of the following:

December 31,
2024	$1,096,124
Total future payments	$1,096,124

NOTE G – REPURCHASE AGREEMENT

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

NOTE H – LEASES

Short Term Leases

The Company leases facilities on a month to month basis. Total lease expense related to this short term lease for the year ended December 31, 2023 and 2022, totaled $73,200 and $73,200.

Operating Leases

The Company leased facilities and office equipment under various operating leases, which generally are expected to be renewed or replaced by other leases. However, all of these leases were cancelled as of June 30, 2023. For the year ended December 31, 2023 and 2022, operating lease expense totaled $5,355 and $10,900, respectively.

NOTE I – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2023 to purchase 2,925,596 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $2.50 per share, 226,075 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 72,107 are exercisable on a cash or cashless basis at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise, and 534,914 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through December 31, 2024, volatility estimates between 10.87% to 35.40% and risk-free rates 4.73% to 5.60% in the period.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making a $250,000 line of credit available to Wytec until December 31, 2022. The warrants were exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the line of credit were valued at $29,404 and were recorded as debt issuance costs, reported under other assets in the balance sheets with a corresponding credit to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $29,404 for the year ended December 31, 2023 and 2022, respectively, which was amortized to interest expense. The line of credit expired on December 31, 2022 with no amount drawn.

During February 2022, a total of 5,000 common stock purchase warrants were exercised by one investor for a total of 5,000 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $25,000 in proceeds.

During February 2022, the Company issued 17,500 warrants to purchase up to 17,500 shares of Wytec’s common stock to a director of the Company in consideration for lending $175,000 to Wytec pursuant to a promissory note. The warrants were exercisable on a cash or cashless basis at any time until December 31, 2023 at an exercise price per share of five dollars ($5.00) per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date. The warrants issued with the promissory note payable were valued at $31,892 and were recorded as a discount on the debt and to additional paid in capital. Total amortization of the debt issuance costs was $-0- and $31,890 for the years ended December 31, 2023 and 2022, respectively, which was amortized to interest expense.

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

In December 2022, the Company extended the expiration date of all warrants expiring on December 31, 2022 to December 31, 2023. Due to the modification of the warrants, the difference between the fair value of the modified warrants and the fair value of the warrants immediately before modification was recorded as warrant expense, which was only applicable to service warrants. Total incremental increase in the warrants was $68,601 which was recorded as stock compensation expense which is included in the general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2022.

During June 2023, the Company issued 10,879 Warrants and 10,000 2023 Warrants along with 20,879 shares of common stock upon the conversion of a total of $104,386 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants was $14,667 and was recorded in additional paid in capital.

During July 2023, the Company issued 21,728 Warrants along 21,728 shares of common stock upon the conversion of $108,641 of Notes and accrued interest. The total value of the Warrants was $9,805 and was recorded in additional paid in capital.

During September 2023, the Company issued 11,145 Warrants along with 11,145 shares of common stock upon the conversion of $55,753 of Notes and accrued interest. The total value of the Warrants was $3,792 and was recorded in additional paid in capital.

During October 2023, the Company issued 25,000 common stock purchase warrants as compensation to the director of operations of the Company. The total cost of the warrants was $38,611 and was recorded in additional paid in capital.

During November 2023, the Company issued 5,584 Warrants and 219,182 2023 Warrants along with 224,766 shares of common stock upon the conversion of a total of $1,123,835 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants was $180,883 and was recorded in additional paid in capital.

During December 2023, the Company issued 42,181 Warrants and 166,154 2023 Warrants along with 208,893 shares of common stock upon the conversion of a total of $1,038,786 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants was $121,874 and was recorded in additional paid in capital.

During December 2023, the Company issued 71,233 common stock purchase warrants along with 71,233 shares of common stock upon the conversion of the New ERI Note or a total of $356,167 of principal and accrued interest. The total value of the common stock purchase warrants was $12,265 and was recorded as additional paid in capital.

During December 2023, the Company issued 85,784 common stock purchase warrants along with 85,784 shares of common stock upon the conversion of the New Stuart Note or a total of $428,921 of principal and accrued interest. The total value of the common stock purchase warrants was $14,770 and was recorded as additional paid in capital.

During December 2023, the Company issued 6,609 common stock purchase warrants along with 6,609 shares of common stock upon the conversion of $30,000 of principal and $3,045 of interest. The total value of the common stock purchase warrants was $1,159 and was recorded as additional paid in capital.

During December 2023, the Company issued 10,738 common stock purchase warrants along with 10,738 shares of common stock upon the conversion of $50,000 of principal and $7,691 of interest. The total value of the common stock purchase warrants was $7,894 and was recorded as additional paid in capital.

During December 2023, the Company issued 21,369 common stock purchase warrants along with 21,369 shares of common stock upon the conversion of $100,000 of principal and $6,847 of interest. The total value of the common stock purchase warrants was $15,710 and was recorded as additional paid in capital.

In December 2023, the Company extended the expiration date of all warrants expiring on December 31, 2023 to January 31, 2024. Due to the modification of the warrants, the difference between the fair value of the modified warrants and the fair value of the warrants immediately before modification was recorded as a warrant expense, which was only applicable to service warrants. Total incremental increase in the warrants was $3,471, which was recorded as stock compensation expense and is included in the general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2023.

During December 2023, 8,092 Warrants, 100,864 2023 Warrants, and 12,217 other common stock purchase warrants were exercised by several investors for a total of 121,173 shares of Wytec’s common stock at an exercise price of $5.00 per share or a total of $605,866 in proceeds.

During December 2023, a total of 37,700 common stock purchase warrants were exercised by several investors for a total of 20,893 shares of Wytec’s common stock on a cashless basis.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2021	2,653,936

Warrants granted	57,500
Warrants exercised	(5,000)
Warrants expired	(329,503)

Balance, December 31, 2022	2,376,933

Warrants granted	707,586
Warrants exercised	(158,923)
Warrants cancelled	–

Balance, December 31, 2023	2,925,596

Exercisable, December 31, 2023	2,925,596

As of December 31, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 0.22 year and 0.24 year, respectively. As of December 31, 2023 and 2022, the warrants have a weighted average exercise price of $2.19 and $1.54, respectively.

NOTE J – STOCKHOLDERS’ EQUITY

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

The holders of the series C preferred stock are not entitled to any dividends. Holders of the series C preferred stock have no conversion rights. The shares of the series C preferred stock shall be automatically redeemed by us at their par value of $0.001 per share on the date that Mr. Gray ceases, for any reason, to serve as officer, director or consultant of Wytec. A holder of the series C preferred stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. The holders of the Series C preferred stock are not entitled to any liquidation preference.

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

In accordance with authoritative literature the Company accounted for the exchange as a modification of the original series C certificate of designation. The Company determined there was no incremental compensation expense associated with the exchange.

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

During the third quarter of 2022, the Company issued 25,000 shares of common stock pursuant to the Recession Agreement. The shares were valued at $5.00 per share for a total of $125,000 stock compensation. See NOTE I – WARRANTS for further information.

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

During the second quarter of 2023, the Company converted $50,000 of Notes and $50,000 of 2023 Notes along with $4,386 of accrued interest into a total of 20,879 shares of common stock. Additionally, 10,879 Warrants and 10,000 2023 Warrants were issued along with the common stock, which were valued at $14,667, which was recorded as additional paid in capital.

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

During the third quarter of 2023, the Company converted $150,000 of Notes along with $14,367 of accrued interest into a total of 32,423 shares of common stock. Additionally, 32,423 Warrants were issued along with the common stock, which were valued at $13,597, which was recorded as additional paid in capital.

During the fourth quarter of 2023, the Company converted $212,000 of Notes, $1,875,000 of 2023 Notes, the $320,242 New ERI Note, the $385,658 New Stuart Note, and $180,000 of other notes along with $168,391 of accrued interest into a total of 629,392 shares of common stock. Additionally, 48,323 Warrants, 385,336 2023 Warrants, and 195,733 other common stock purchase warrants were issued along with the common stock, which were valued at $356,872, which was recorded as additional paid in capital.

During the fourth quarter of 2023, the Company issued a total of 121,173 shares of common stock for the exercise of 8,092 Warrants, 100,864 2023 Warrants, and 12,217 other common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $605,866.

During December 2023, a total of 37,700 common stock purchase warrants were exercised by several investors for a total of 20,893 shares of Wytec’s common stock on a cashless basis.

During December 2023, the Company issued a total of 268,295shares to the Company’s directors as compensation valued at $1,383,493 for current and past services performed.

NOTE K – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$4,837,614	$4,542,004
Other	719,907	445,400
Less: Valuation allowance	(5,557,521)	(4,987,404)

Net deferred tax assets	$–	$–

The Company has net operating loss carryforwards for tax purposes of approximately $23 million for the year 2023 that begin to expire in the year 2032. Management has reviewed its net deferred tax asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2023 and December 31, 2022 is warranted. As of December 31, 2023, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2020 through 2023 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2023 or December 31, 2022.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2023 and 2022.

The U.S. Statutory Tax Rate is 21%. See below table for the effective tax rate reconciliation:

	December 31,	December 31,
	2023	2022
Pre-tax GAAP loss at U.S. Statutory rate	$(570,117)	$(437,024)
Change in valuation allowance	570,117	437,024

Income tax expense	$–	$–

NOTE L – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of December 31, 2023, and $238,484 as of December 31, 2022. The Company incurred expense of $15,288 and $62,060 with Richardson & Associates as of the year ended December 31, 2023 and 2022, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into the ERI Agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242. The line of credit also expired with no amounts drawn upon it. The New ERI Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 71,233 shares and 71,233 warrants.

In August 2023, ERI purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 2023 Warrants.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to seven times, in the Company’s sole discretion. The Company has exercised six extensions extending the maturity date of the note to August 13, 2024.

In February 2022, Mr. Stuart purchased for $175,000 the unit, consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement. This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants.

In November and December 2022, we borrowed a total of $150,000 from Mr. Stuart pursuant to unsecured convertible promissory notes, as amended in December 2023, to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on these promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. These notes, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 32,107 shares and 32,107 warrants.

In August 2023, Mr. Stuart purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants.

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 21, 2022. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The note bears simple interest at a rate of 5% per annum.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 30, 2024. This note, along with associated accrued interest, was paid back during the year ended December 31, 2023.

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

NOTE M – CONCENTRATIONS

The Company derived $224,466, 88%, and $384,456, 93%, of revenue in the years ended December 31, 2023 and 2022, respectively, from two customers. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE N – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

The other payable of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

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

See Note C in regards to commitments related to contracts with customers. See Note H in regards to commitments related to leases.

NOTE O – SUBSEQUENT EVENTS

In January 2024, Robert Cook was appointed as a director and as a member and chairman of Wytec’s audit committee.

In January 2024, the Company converted $191,515 of 2023 Notes along with $11,530 of accrued interest into a total of 40,609 shares of common stock. Additionally, 40,609 2023 Warrants were issued along with the common stock.

In January 2024, a total of 94,607 common stock purchase warrants were exercised by Mr. Christopher Stuart, a director of the Company, on a cashless basis for a total of 52,509 shares of the Company’s common stock.

In January 2024, a total of 51,875 common stock purchase warrants were exercised by ERI on a cashless basis for a total of 28,737 shares of the Company’s common stock.

In January 2024, a total of 175,572 stock purchase warrants were exercised by seven investors on a cashless basis for a total of 116,508 shares of the Company’s common stock.

In January 2024, the Company issued a total of 59,504 shares of the Company’s common stock for the exercise of 5,731 Warrants, 41,200 2023 Warrants and, 12,573 other common stock purchase warrants by a total of six investors at an exercise price of $5.00 per share for total proceeds of $297,520.

In January 2024, the Company extended the expiration date of 85,784 common stock purchase warrants owned by Mr. Christopher Stuart and 71,233 common stock purchase warrants owned by ERI from January 31, 2024 to December 31, 2024.

In February 2024, the Company amended and restated that certain warrant issued to Ms. Erica Perez, the director of operations and corporate secretary of the Company, to purchase up to 25,000 shares of the Company’s common stock in order to correct the expiration date to October 11, 2026.

In February 2024, the Company amended that certain unsecured promissory in the original principal amount of $625,000, dated February 25, 2020, as amended on August 13, 2022, in order to allow the Company to extend the maturity date of this note by seven (7) additional six month periods instead of five (5) additional six month periods.

In February 2024, the Company converted $25,000 of 2023 Notes along with $1,867 of accrued interest into a total of 5,373 shares of common stock. Additionally, 5,373 2023 Warrants were issued along with the common stock, which were valued at $26,813, which was recorded as additional paid in capital.

In March 2024, the Company converted $90,000 of 2023 Notes along with $6,577 of accrued interest into a total of 19,316 shares of common stock. Additionally, 19,316 2023 Warrants were issued along with the common stock, which were valued at $14,934, which was recorded as additional paid in capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer during the year ended December 31, 2023, William Gray, and our principal financial officer during the year ended December 31, 2023, Karen Stegall, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray and Ms. Stegall have concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023 and December 31, 2022 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
William H. Gray	73	Chairman of the Board, Chief Executive Officer, and President
Karen Stegall	52	Interim Chief Financial Officer
Erica Perez	44	Secretary and Director
Robert Cook	77	Director
Christopher Stuart	71	Director
Dr. Samuel Khoury	69	Director

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

Robert Cook has been a director of Wytec since January 2024 and was a director and member and chairman of the Audit Committee of Wytec from January 2022 to March 2023. He has over 30 years of executive management experience in a variety of industries. Since May 2020, Mr. Cook has worked as an independent consultant. From 2015 until May 2020, he served as the chief executive officer and chief financial officer of Tecomate Holdings, LLC, a wildlife product and TV production company. From 2013 to 2014, Mr. Cook served as the president and chief financial officer of Solid Green Holdings, a product development and construction firm, in Austin, Texas. From 2011 to 2013, he served as senior director, strategy & implementation at Goodman Networks, in Plano, Texas, a project management and construction company. From 2008 to 2011, he served as senior controls manager for South Texas at Goodman Networks, in San Antonio, Texas. From 2005 to 2007, Mr. Cook served as the president of RCI Consulting in San Antonio, Texas. From 2006 to 2007, he served as the chief financial officer of Conner Steel Products, Ltd, in San Angelo, Texas, an oil and gas equipment manufacturer, where he was responsible for accounting and finance, planning, budgeting, cash management and mergers and acquisitions. From 2002 to 2005, he served as the president and chief executive officer of Amerivision Communications, Inc., a telecom provider, Oklahoma City, Oklahoma. Mr. Cook has also been the chief executive officer of US Intelco Holdings, Inc. (now Verisign), a telecom service company, in Olympia, Washington; the president and chief executive officer of Sevis Systems, a software development company, in San Antonio, Texas; president, chief financial officer, and chief operating officer of Interstellar Telecom in New Braunfels, Texas; vice president, general manager and vice president of business development & government relations for ICG Communications in San Antonio, Texas; and vice president of revenue and chief operating officer of SM Telecorp, a telecom provider, in San Marcos, Texas. Mr. Cook has also served on numerous boards of directors, including; chairman of Sevis Systems (from 1998 to 2020); director of Tecomate Holdings (from 2015 to 2020); director of Interstellar Telecom (from 2001 to 2002); chairman of US Intelco Holdings (from 1990 to 1995); vice chairman of IT Networks (from 1992 to 1995); director of the National Exchange Carrier Association (from 1987 to 1992); chairman of the Texas Exchange Carrier Association (from 1990 to 1992); and director of Alamo City Technologies (from 1990 to 1991). He was also an advisory board member of Zyant Technology (from 2004 to 2005). Mr. Cook received a Bachelor of Business Administration in accounting and finance from Angelo State University in 1974, a Master of Business Administration in management from Angelo State University in 1976, and a Master of Business Administration in accounting from Angelo State University in 1976.

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

Board Committees

The board of directors (the “Board”) has analyzed the independence of each director and has concluded that currently three directors, Christopher Stuart, Dr. Sam Khoury, and Robert Cook, are considered independent directors in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

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

Compensation Committee

We have a separately designated Compensation Committee. The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our directors and executive officers. The Compensation Committee has responsibility for, among other things, (i) recommending to the Board for approval the overall compensation philosophy for our company and periodically reviewing the overall compensation philosophy for all employees to ensure it is appropriate and does not incentivize unnecessary and excessive risk taking, (ii) reviewing annually and making recommendations to the Board for approval, as necessary or appropriate, with respect to our compensation plans, (iii) based on an annual review, determining and approving, or at the discretion of the Compensation Committee, recommending to the Board for determination and approval, the compensation and other terms of employment of each of our officers, (iv) reviewing and making recommendations to the Board with respect to the compensation of directors, (v) overseeing our regulatory compliance with respect to compensation matters, (vi) reviewing and discussing with management, prior to the filing of our annual proxy statement or annual report on Form 10-K, our disclosure relating to executive compensation, including our Compensation Discussion and Analysis and executive and director compensation tables as required by SEC rules, and (vii) preparing an annual report regarding executive compensation for inclusion in our annual proxy statement or our annual report on Form 10-K. The Compensation Committee has the power to form one or more subcommittees, each of which may take such actions as may be delegated by the Compensation Committee.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and decide regarding whether a candidate should be recommended to the stockholders for election as a director. During 2023, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our Board’s Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2023 with senior management. The Audit Committee has also discussed with Horne LLP our independent auditor, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from Horne LLP required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board’s Audit Committee concerning independence and have discussed with the independent registered public accounting firm its independence.

THE FULL BOARD OF DIRECTORS	THE AUDIT COMMITTEE
William H. Gray	Robert Cook, Chairman
Erica Perez	Christopher Stuart
Robert Cook	Dr. Samuel Khoury
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

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers, and employees. The text of the code of conduct has been posted on our internet website and can be viewed at www.wytecintl.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board. Any such waivers will be promptly disclosed to our shareholders.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the Board on its discussions, decisions, and other actions. Our chief executive officer makes recommendations to our compensation committee, attends committee meetings, and is involved in the determination of compensation for the respective executive officers that report to him, except that our chief executive officer does not make recommendations as to his own compensation. Additionally, our chief executive officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results, and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the chief executive officer, as well as each individual compensation component. Our compensation committee makes recommendations to the Board regarding compensation for our chief executive officer. The independent members of the Board make the final decisions regarding executive compensation for our chief executive officer.

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

The primary purpose of the compensation and benefits described below is to attract, retain and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the Board. The following is a brief description of the key elements of our planned executive compensation structure.

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

The Elements of Wytec’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.

Incentive Compensation Awards

Although our executive officers have been paid bonuses on a case-by-case basis, our Board has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Wytec: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. Our Board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our Board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executive and seven other employees of Wytec on December 20, 2020 and a warrant issuance made to one Named Executive in October 2023 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2022 and December 31, 2023 for services rendered in all capacities by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2022 and December 31, 2023.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards		Option/ Warrant Awards ($)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William H, Gray,	2022	$275,000	$–	$–		–		$–	$–	$–	$275,000
Chief Executive Officer and (4) President (2)	2023	$275,000	$1,000	$910,802	(7)	–		$–	$–	$–	$1,186,802

Erica Perez,	2022	$97,000	$–	$–		–		$–	$–	$–	$97,000
Corporate Secretary (5)(6)	2023	$97,000	$1,000	$171,807	(7)	60,196	(7)	$–	$–	$–	$330,003

Karen Stegall,	2022	$75,000	$–	$–		–		$–	$–	$–	$75,000
Interim Chief Financial Officer (3)	2023	$75,000	$1,000	$–		–		$–	$–	$–	$76,000

_____________

(1)	All current officers serve at will without employment contracts.
(2)	Mr. Gray stepped down as the interim chief financial officer of Wytec on January 7, 2022.
(3)	Ms. Stegall was appointed as the interim chief financial officer of the Company, effective January 7, 2022.
(4)	Mr. Gray received 178,410 shares of the Company’s common stock for his services as a director of the Company from November 8, 2011 to September 30, 2023 and 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023.
(5)	Ms. Perez received 30,661 shares of the Company’s common stock for her services as a director of the Company from September 15, 2021 to September 30, 2023 and 1,673 shares of Company’s common stock for her services as a director of the Company from October 1, 2023 to December 31, 2023.
(6)	In consideration for her services as the director of operations of the Company, Ms. Perez received 25,000 common stock purchase warrants with an exercise price of $5.00 per share exercisable on a cash or cashless basis until October 11, 2026.
(7)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2023, for each named executive officer:

Name	Number of Securities Underlying Unexercised Options/Warrants - Number Exercisable	Number of Underlying Unexercised Securities Options/Warrants - Number Unexercisable	Option/Warrant exercise price ($)	Option/Warrant expiration date
William H. Gray, Chief Executive Officer and President	2,000,000 (1)	—	$1.00	December 31, 2025

Erica Perez, Corporate Secretary	25,000 (2)	—	$5.00	October 11, 2026

Karen Stegall, Interim Chief Financial Officer	—	—	—	—

_____________

(1)	On September 21, 2028, Mr. Gray received 2,000,000 common stock purchase warrants with an exercise price of $1.00 per share exercisable on a cash or cashless basis until December 31, 2025.
(2)	On October 11, 2023, Ms. Perez received 25,000 common stock purchase warrants with an exercise price of $5.00 per share exercisable on a cash or cashless basis until October 11, 2026.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2023.

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

Director Compensation

In November 2023, the Board adopted a compensation plan for the directors of the Company pursuant to which each quarter, commencing for the fourth quarter of 2023, each director will receive $18,750 of shares of the Company’s common stock in consideration for such director’s valuable services as a director of the Company (i) based on the most recent valuation report received by the Company for its common stock if the Company’s common stock is not quoted on the NASDAQ Capital Market or equivalent or higher public securities trading market (each a “Trading Market”) during the applicable quarter or (ii) based on the average closing price that is quoted on a Trading Market (if more than one, the one with the then highest trading volume) during the applicable quarter if the Company’s common stock is quoted on a Trading Market at any time during applicable quarter.

The following table sets forth the compensation our non-executive directors received for their respective services rendered to us as directors during the year ended December 31, 2023.

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Christopher Stuart (2)	–	$150,204	–	–	$150,204
Sam Khoury (3)	–	$150,204	–	–	$150,204
Mark J. Richardson (4)	–	–	–	–	–
Gary Stein (5)	–	–	–	–	–

_____________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Mr. Stuart received 26,291 shares of the Company’s common stock for his services as a director of the Company from December 31, 2021 to September 30, 2023 and 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023.
(3)	Dr. Khoury received 26,291 shares of the Company’s common stock for his services as a director of the Company from December 31, 2021 to September 30, 2023 and 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023.
(4)	Mr. Richardson resigned as a director of the Company on November 6, 2023.
(5)	Mr. Stein resigned as a director of the Company on December 20, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on January 31, 2024, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 13,560,422 shares of common stock outstanding as of January 31, 2024.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after January 31, 2024, through the exercise of any option, warrant, or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, and President (3)	2,190,197	14.08%

Erica Perez, Secretary and Director (4)	61,694	*

Mark J. Richardson, Former Director (5)	0	0

Gary Stein, Former Director (6)	0	0

Robert Cook, Director (7)	0	0

Christopher Stuart, Director (8)	877,187	6.37%

Sam Khoury, Director	27,964	*

Karen Stegall, interim Chief Financial Officer	0	0

All Officers and Directors as a Group (8 persons)	3,157,042	19.98%

_____________

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.
(2)	Figures are rounded to the nearest hundredth of a percent.
(3)	Includes 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2025. Does not include 1,000 shares of our Series C Preferred Stock issued to Mr. Gray on July 20, 2016. The shares were issued as $100 in compensation expense. The Series C Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series C Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series C Preferred Stock is its par value.
(4)	Includes 25,000 common stock purchase warrants owned by Ms. Perez which are exercisable at an exercise price of $5.00 per share until October 11, 2026.
(5)	Mr. Richardson resigned as a director of Wytec, effective November 6, 2023.
(6)	Mr. Stein resigned as a director of Wytec, effective December 29, 2023.
(7)	Mr. Cook was appointed as a director of Wytec, effective January 4, 2024.
(8)	Includes 213,748 shares of common stock owned by Eagle Rock Investments, L.L.C., a limited liability company of which Mr. Stuart owns a majority of the outstanding equity (“ERI”). Includes 17,500 common stock purchase warrants owned by Mr. Stuart which are exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2024; 85,784 common stock purchase warrants owned by Mr. Stuart which are exercisable at any time until December 31, 2024 at an exercise price per share of $5.00 per share, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per share payable to exercise the Warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date (the “Adjustable Strike Price”); 20,640 common stock purchase warrants owned by Mr. Stuart which are exercisable at any time until December 31, 2024 at an exercise price per share of $5.00 or the Adjustable Strike Price; 71,233 common stock purchase warrants owned by ERI which are exercisable at any time until January 31, 2024 at an exercise price per share of $5.00 per share or the Adjustable Strike Price; and 20,640 common stock purchase warrants owned by ERI which are exercisable at any time until December 31, 2024 at an exercise price per share of $5.00 per share or the Adjustable Strike Price.

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

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,771 as of December 31, 2023, and $238,484 as of December 31, 2022. The Company incurred expense of $15,287.45 and $62,060 with Richardson & Associates as of the year ended December 31, 2023 and 2022, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 to November 2023.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into the ERI Agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242. The line of credit also expired with no amounts drawn upon it. This convertible promissory note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 71,233 shares and 71,233 warrants.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. These warrants were exercised on a cashless basis for 22,159 shares of the Company’s common stock in January 2024.

In August 2023, ERI purchased $100,000 of 9.5% secured convertible promissory notes pursuant to the Company’s 2023 private placement of up $25,000,000 of 9.5% secured convertible promissory notes. This note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants.

In February 2020, Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months, seven times, in the Company’s sole discretion. The Company has exercised six extensions extending the maturity date of the note to August 13, 2024. In January 2024, Mr. Stuart exercised the warrants he received in February 2020 as part of the prior private placement on a cashless basis for 34,623 shares of the Company’s common stock.

In February 2022, Mr. Stuart purchased for $175,000 the unit, consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. The Unit In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement. This note, along with associated accrued interest, was converted into common shares during the year ended December 31, 2023 for a total of 85,784 shares. This convertible promissory note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants.

In November 2022, Mr. Stuart loaned the Company $50,000 pursuant to an unsecured promissory note, as amended in December 2023 to allow us to extend the maturity date of the note by up to three additional six month periods instead of two additional six month periods as set forth in the original note in consideration for permitting the optional conversion of the note and possible issuance of warrants as below described. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension extending the maturity date of the note to December 31, 2023. In accordance with the December 2023 amendment, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on this promissory note into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless basis until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. This note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 10,738 shares and 10,738 warrants. These warrants were exercised on a cashless basis for 5,948 shares of the Company’s common stock in January 2024.

In December 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note, as amended in December 2023 to allow us to extend the maturity date of the note by up to three additional six month periods instead of two additional six month periods as set forth in the original note in consideration for permitting the optional conversion of the note and the possible issuance of warrants as below described. The note bears simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension extending the maturity date of the note to December 31, 2023. In accordance with the December 2023 amendment, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on this promissory note into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless basis until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. This note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 21,369 shares and 21,369 warrants. These warrants were exercised on a cashless basis for 11,838 shares of the Company’s common stock in January 2024.

In August 2023, Mr. Stuart purchased $100,000 of 9.5% secured convertible promissory notes pursuant to the Company’s 2023 private placement of up $25,000,000 of 9.5% secured convertible promissory notes. This note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants.

In October 2021, the president of the Company loaned $10,000 to the Company pursuant to an unsecured promissory note initially due on October 21, 2023. The note bears simple interest at a rate of 5% per annum and was amended October 20, 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The note bears simple interest at a rate of 5% per annum.

In September 2022, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 30, 2023. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 30, 2024. This note, along with associated accrued interest, was paid back during the year ended December 31, 2023.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by HORNE LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $150,000 for the year ended December 31, 2023 and $0 for the year ended December 31, 2022.

The aggregate fees billed for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $0 for the year ended December 31, 2023 and $150,000 for the year ended December 31, 2022.

Audit-Related Fees

Fees billed for audit-related services rendered by HORNE LLP were $11,900 for 2023 and $0 for 2022.

Fees billed for audit-related services rendered by MaloneBailey, LLP were $0 for 2023 and $16,000 for 2022.

Tax Fees

No fees were billed for tax services rendered by HORNE LLP for 2023 or 2022.

No fees were billed for tax services rendered by MaloneBailey, LLP for 2023 or 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020. (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (6)
10.7	Amendment to Promissory Note, dated December 5, 2023 (8)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)

14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: March 29, 2024	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, President,	March 29, 2024
William Gray	Principal Executive Officer, and Chairman

/s/ Karen Stegall	Interim Chief Financial Officer and Principal	March 29, 2024
Karen Stegall	Accounting Officer

