Form 10-Q
period 2024-03-31
WYTEC INTERNATIONAL INC
filed 2024-05-15
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2024

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

As of May 15, 2024, there were 13,615,242 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets

Current assets:
Cash	$396,117	$564,760
Inventory	30,041	30,303
Other current assets	3,993	–
Total current assets	430,151	595,063

Property and equipment, net	19,708	26,205
Investment in limited liability company	600,000	600,000
Operating lease, right-of-use asset	133,961	–

Total assets	$1,183,820	$1,221,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$390,431	$391,104
Accounts payable, related parties	260,871	253,771
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	65,861	–
Contract liability	13,683	21,394
Notes payable, current portion	14,722	21,609
Convertible promissory notes	55,000	364,515
Promissory notes, shareholders	710,000	710,000
Total current liabilities	1,845,568	2,097,393

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	68,200	–
	68,200	–

Total liabilities	1,913,768	2,097,393

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at March 31, 2024 and December 31, 2023	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at March 31, 2024 and December 31, 2023	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 13,615,242 and 13,288,692 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13,615	13,287
Additional paid-in capital	31,981,362	30,558,906
Accumulated deficit	(32,479,571)	(31,109,214)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	93,750	–
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(729,948)	(876,125)

Total liabilities and stockholders' deficit	$1,183,820	$1,221,268

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$14,598	$20,409
Cost of revenues	263	7,515

Gross profit	14,335	12,894

Expenses:
Selling, general and administrative	1,327,216	316,816
Research and development	28,369	–
Depreciation and amortization	8,396	11,002
Operating expenses, net	1,363,981	327,818

Net operating loss	(1,349,646)	(314,924)

Other expense:
Interest expense	20,711	46,605
Total other expense	20,711	46,605

Net loss	$(1,370,357)	$(361,529)

Weighted average number of common shares outstanding - basic and fully diluted	13,521,015	12,195,166

Net loss per share - basic and fully diluted	$(0.10)	$(0.03)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Class A		Class B		Class C				Class A Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287	100,000	$(179,368)

Conversion of note payable into common stock	–	–	–	–	–	–	65,956	66	–	–

Warrants exercised for cash	–	–	–	–	–	–	59,504	60	–	–

Cashless warrant exercised	–	–	–	–	–	–	46,250	47	–	–

Stock issued to existing holders	–	–	–	–	–	–	154,840	155	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–

Common stock issuable for board member compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615	100,000	$(179,368)

Balance, January 1, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2023	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2024 and 2023

(Unaudited)

(Continued)

	Class B Preferred		Additional				Total
	Treasury Stock		Paid-in	Repurchased	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Payable	Deficit	Deficit
Balance, January 1, 2024	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of note payable into common stock	–	–	329,713	–	–	–	329,779

Warrants exercised for cash	–	–	297,460	–	–	–	297,520

Cashless warrant exercised	–	–	(47)	–	–	–	–

Stock issued to existing holders	–	–	774,045	–	–	–	774,200

Extension of warrants	–	–	21,285	–	–	–	21,285

Common stock issuable for board member compensation	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2024	–	–	–	–	–	(1,370,357)	(1,370,357)

Balance, March 31, 2024	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

Balance, January 1, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(27,798,203)	$(2,981,612)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	(361,529)	(361,529)

Balance, March 31, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(28,159,732)	$(3,343,141)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(1,370,357)	$(361,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,396	11,002
Stock based compensation	889,235	–
Non-cash lease expense	6,400	3,203
Decrease (increase) in operating assets
Accounts receivable	–	1,500
Inventory	262	(3,725)
Other current assets	(3,993)	–
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	19,591	3,826
Accounts payable, related party	7,100	(25,837)
Contract liability	(7,711)	4,098
Operating lease liability	(6,300)	(3,203)
Net cash used in operating activities	(457,377)	(370,665)

Cash flows from investing activities
Purchase of equipment	(1,899)	–
Net cash used in investing activities	(1,899)	–

Cash flows from financing activities
Proceeds from promissory notes, shareholders	–	75,000
Proceeds from issuance of convertible promissory notes	–	465,000
Payments on notes payable	(6,887)	(7,382)
Proceeds from exercise of warrants	297,520	–
Net cash provided by financing activities	290,633	532,618

Net increase (decrease) in cash	(168,643)	161,953
Cash - beginning of period	564,760	93,748
Cash - end of period	$396,117	$255,701

Supplemental disclosures:
Interest paid	$1,841	$1,907

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$329,779	$–
ROU assets and operating lease obligations recognized	$140,361	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Basis of Accounting: The accompanying financial statements have been prepared by the Company’s management in accordance with U.S. GAAP and applied on a consistent basis.

Revenue Recognition. Revenue is recognized by applying the following five steps: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems,   which management believes have an alternative use,   is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During 2024 and 2023, all sales and installation revenue were recognized when the installation was completed, per company policy.

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

Allowance for Credit Losses: The allowance for credit losses is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at March 31, 2024 and December 31, 2023.

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

Stock Based Compensation: The Company measures stock-based compensation expense for stock awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of warrants using the Black-Scholes valuation model and the simplified method and recognizes expense using the straight-line attribution approach.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $32,479,571 at March 31, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

We estimate that we will need approximately $3,100,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.

Since inception, operations have primarily been funded through private placements of equity and convertible debt. Management expects to continue to seek additional funding through private or public sources. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate substantial doubt that the Company will be able to continue as a going concern for a period of one year from the filing of these financial statements. Management plans to raise additional funding through a capital raise associated with a public offering and/or additional private capital raises.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

As of March 31, 2024, our cash balance was $396,117. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

NOTE C – REVENUE AND ACCOUNTS RECEIVABLE

The Company invoices customers and recognizes accounts receivable in an amount it expects to receive from the customer. The Company has contracted payment terms with its customer of net 30 days. The Company recognized revenue from performance obligations satisfied as of a point in time and over time as disaggregated in the table below.

Timing of Revenue Recognition

	For the Three Months Ended
	March 31,	March 31,
	2024	2023

Point in Time	$4,950	$14,000
Over Time	9,648	6,409
	14,598	20,409

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $4,950 and $14,000 during the three months ended March 31, 2024 and 2023, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $2,250 and $5,500 during the three months ended March 31, 2024 and 2023, respectively. The amount of revenue earned related to installation and other services was $2,700 and $8,500 during the three months ended March 31, 2024 and 2023, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $9,648 and $6,409 during the three months ended March 31, 2024 and 2023 respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of March 31, 2024 that the Company expects to recognize over the next year is $13,683.

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

NOTE D – INVESTMENT IN LIMITED LIABILITY COMPANY

The Company made an investment into another company in the amount of $600,000 during the year ended December 31, 2023 for a total ownership percent of 0.56%. The Companies ownership at quarter end March 31, 2024 was 0.53%, though the ownership percentage decreased, the investments total equity increased slightly and The Companies share of any dividends did not change significantly. The investment is classified as a cost method investment as the fair value of the investment is not readily- determinable. The investment is valued as cost, less impairment, adjusted for any observable price changes. For the quarter ended March 31, 2024, there were no dividends received and the Company determined that no impairment existed at March 31, 2024.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Telecommunication equipment and computers	$299,885	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,325
Less: accumulated depreciation	(313,011)	(306,868)

	$19,708	$26,205

Depreciation expense for the three months ended March 31, 2024 and 2023 was $8,396 and $11,002, respectively.

NOTE F – DEBT

The Company’s debt consists of the following:

	March 31,	December 31,
	2024	2023
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$14,722	$21,609

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in August 2024	625,000	625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in October 2024	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	55,000	364,515

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on June 30, 2024	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on September 30,2024	25,000	25,000

Total	$779,722	$1,096,124

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

In January 2023, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to September 30, 2024.

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The Company issued a total of $2,289,515 of 2023 Notes pursuant to this offering, which ended in December 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the three months ended March 31, 2024.

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

NOTE H – LEASES

Short Term Leases

The Company leased its office space on a month to month basis until February 29, 2024. Total lease expense related to this short term lease was $12,200 and $18,300 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Operating Leases

The Company leases its office space and leased Wi-Fi facilities under operating leases. For the three month period ended March 31, 2024 and 2023, operating lease expense totaled $6,400 and $2,723, respectively.

The remaining weighted average lease term is 1.92 years and the weighted average discount rate is 9.5% as of March 31, 2024.

Future minimum lease payments as of March 31, 2024 are as follows:

2025	$75,800
2026	71,500
Total minimum lease payments	147,300
Less: imputed interest	(13,239)
Present value of minimum lease payment	$134,061
Less: current portion of lease obligation	65,861
Long-term lease obligation	$68,200

NOTE I – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2024 to purchase 2,518,745 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 42,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, and 476,245 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 28.30% to 29.69% and risk-free rates 4.70% to 5.00% in the period.

During June 2023, the Company issued 10,879 common stock purchase warrants (“Warrants”) pursuant to its offering of up to up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”), and 10,000 2023 Warrants along with 20,879 shares of common stock upon the conversion of a total of $104,386 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants, which $14,667 and was recorded in additional paid in capital.

During the third quarter of 2023, the Company issued 32,873 Warrants along with 32,873 shares of common stock upon the conversion of $164,394 of Notes and accrued interest. The total value of the Warrants was $13,597 and was recorded in additional paid in capital.

During October 2023, the Company issued 25,000 common stock purchase warrants as compensation to the director of operations of the Company. The total cost of the warrants was $38,611, which was recorded in additional paid in capital and which was reduced by $1,487 during the quarter ended March 31, 2024 because the warrants were amended and restated in February 2024 to correct the expiration date to October 11, 2026.

During the fourth quarter of 2023, the Company issued 38,716 common stock purchase warrants, 47,765 Warrants, and 385,336 2023 Warrants along with 472,375 shares of common stock upon the conversion of a total of $2,342,621 of promissory notes, Notes, 2023 Notes, and accrued interest. The total value of the common stock purchase warrants, Warrants, and 2023 Warrants was $37,520, which was recorded in additional paid in capital.

During December 2023, the Company issued 71,233 common stock purchase warrants along with 71,233 shares of common stock upon the conversion of a convertible promissory note in the principal amount of $320,242 (the “New ERI Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023, owned by Eagle Rock Investments, L.L.C., a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company (“ERI”), or a total of $356,167 of principal and accrued interest. The total value of the common stock purchase warrants was $12,265, which was recorded as additional paid in capital.

During December 2023, the Company issued 85,784 common stock purchase warrants along with 85,784 shares of common stock upon the conversion of a convertible promissory note in the principal amount of $385,658 (the “New Stuart Note”) bearing interest at a rate of 9.5% per annum, due and payable on or before December 31, 2023, owned by Mr. Christopher Stuart, a director of the Company, or a total of $428,921 of principal and accrued interest. The total value of the common stock purchase warrants was $14,770, which was recorded as additional paid in capital.

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

During December 2023, the Company issued a total of 121,173 shares of the Company’s common stock upon the exercise of 8,092 Warrants, 100,864 2023 Warrants, and 12,217 other common stock purchase warrants by several investors at an exercise price of $5.00 per share or a total of $605,866 in proceeds.

During December 2023, the Company issued a total of 20,893 shares of the Company’s common stock upon the cashless exercise of a total of 37,700 common stock purchase warrants by several investors.

In January 2024, the Company extended the expiration date of 2,000,000 common stock purchase warrants owned by the president of the Company, to December 31, 2025. Due to the modification of the warrants, the difference between the fair value of the modified warrants and the fair value of the warrants immediately before the modification was recorded as a warrant expense, which was only applicable to service warrants. The total incremental increase in the warrants was $22,772.

During the first quarter of 2024, the Company issued 65,956 2023 Warrants along with 65,956 shares of common stock upon the conversion of $309,515 of 2023 Notes and $20,264 of accrued interest. The total value of the 2023 Warrants was $69,818 and was recorded in additional paid in capital.

In January 2024, the Company issued a total of 52,409 shares of the Company’s common stock upon the cashless exercise of 94,607 common stock purchase warrants by Mr. Christopher Stuart, a director of the Company. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $262,045.

In January 2024, the Company issued a total of 28,738 shares of the Company’s common stock upon the cashless exercise of 51,875 common stock purchase warrants by ERI. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $143,690.

In January 2024, the Company issued a total of 119,943 shares of the Company’s common stock upon the cashless exercise of 179,272 common stock purchase warrants by thirteen investors. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $368,465.

In January 2024, the Company issued a total of 59,504 shares of the Company’s common stock upon the exercise of 5,731 Warrants, 41,200 2023 Warrants and, 12,573 other common stock purchase warrants by a total of six investors at an exercise price of $5.00 per share for total proceeds of $297,520.

In January 2024, the Company extended the expiration date of 85,784 common stock purchase warrants owned by Mr. Christopher Stuart and 71,233 common stock purchase warrants owned by ERI from January 31, 2024 to December 31, 2024.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2023	2,925,596

Warrants granted	65,956
Warrants exercised	(385,258)
Warrants expired	(87,549)

Balance, March 31, 2024	2,518,745

Exercisable, March 31, 2024	2,518,745

As of March 31, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 0.75 years and have an estimated $8,000,000 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the fair market value of the stock at March 31, 2024 multiplied by the number of warrants.

NOTE J – STOCKHOLDERS’ EQUITY

During the second quarter of 2023, the Company issued a total of 20,879 shares of the Company’s common stock along with 20,879 common stock purchase warrants upon the conversion of $50,000 of Notes, $50,000 of 2023 Notes, and $4,399 of accrued interest. The total value of the common stock purchase warrants was $17,792, which was recorded as additional paid in capital.

During the second quarter of 2023, the Company cancelled the 5,000 subscription payable shares owed pursuant to the Consulting Agreement. The subscription payable shares were originally recorded upon the signing of that certain consulting agreement by and between the Company and a consultant, dated October 1, 2021 (the “Consulting Agreement”), but were never issued. Subsequently, the Company entered into the recession agreement with the consultant (the “Recession Agreement”) which rescinded and terminated the Consulting Agreement. Accordingly, the subscription payable shares have been removed.

During the third quarter of 2023, the Company issued a total of 32,423 shares of common stock and 32,423 Warrants upon the conversion of $150,000 of Notes and $14,367 of accrued interest. The total value of the Warrants was $13,597, which was recorded as additional paid in capital.

During the fourth quarter of 2023, the Company issued a total of 629,392 shares of common stock, 48,323 Warrants, 385,336 2023 Warrants, and 195,733 other common stock purchase warrants upon the conversion of $212,000 of Notes, $1,875,000 of 2023 Notes, the $320,242 New ERI Note, the $385,658 New Stuart Note, $180,000 of other notes, and $168,391 of accrued interest. The total value of the Warrants, 2023 Warrants, and other common stock purchase warrants was $356,872, which was recorded as additional paid in capital.

During the fourth quarter of 2023, the Company issued a total of 121,173 shares of common stock upon the exercise of 8,092 Warrants, 100,864 2023 Warrants, and 12,217 other common stock purchase warrants at an exercise price of $5.00 per share for total proceeds of $605,866.

During December 2023, the Company issued a total of 20,893 shares of the Company’s common stock upon the cashless exercise of 37,700 common stock purchase warrants by several investors.

During December 2023, the Company issued a total of 268,295 shares to the Company’s directors as compensation valued at $1,383,493 for current and past services performed.

In January 2024, the Company issued a total of 52,409 shares of the Company’s common stock upon the cashless exercise of 94,607 common stock purchase warrants by Mr. Christopher Stuart, a director of the Company. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $262,045.

In January 2024, the Company issued a total of 28,738 shares of the Company’s common stock upon the cashless exercise of 51,875 common stock purchase warrants by ERI. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $143,690.

In January 2024, the Company issued a total of 119,943 shares of the Company’s common stock upon the cashless exercise of 179,272 common stock purchase warrants by thirteen investors. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $368,465.

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of March 31, 2024, and $253,772 as of December 31, 2023. The Company incurred expense of $0 and $7,188 with Richardson & Associates during the three months ended March 31, 2024 and 2023, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. These warrants were exercised on a cashless basis during the three months ended March 31, 2024 for a total of 22,159 shares.

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

In February 2022, Mr. Stuart purchased for $175,000 a unit, consisting of (i) a $175,000 7% promissory note with a maturity date of August 31, 2023 and (ii) 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement. This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants.

In November and December 2022, we borrowed a total of $150,000 from Mr. Stuart pursuant to unsecured convertible promissory notes, as amended in December 2023, to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on these promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. These notes, along with associated accrued interest, were converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 32,107 shares and 32,107 warrants. These warrants were exercised on a cashless basis during the three months ended March 31, 2024 for a total of 17,786 shares.

In August 2023, Mr. Stuart purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants.

In January 2024, a total of 74,375 warrants were exercised on a cashless basis by Mr. Stuart and ERI for a total of 41,202 shares.

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

In January 2024, the Company extended the expiration date of 2,000,000 common stock purchase warrants owned by the president of the Company to December 31, 2025.

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

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note initially due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months September 30, 2024.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of March 31, 2024 for prior consulting services.

NOTE L – CUSTOMER CONCENTRATIONS

The Company derived $12,414, 85% from two customers and $19,783, 97% from a single customer, of revenue in the three months ended March 31, 2024 and March 31, 2023, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At March 31, 2024 and December 31, 2023 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

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

NOTE N – SUBSEQUENT EVENTS

In May 2024, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the first quarter of 2024, valued at a total of 93,750.

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

Overview of Current Operations

Wytec International, Inc., a Nevada corporation (“Wytec,” the “Company,” “we,” “us,” or “our”), is a designer and developer of small cell technology and wide area networks designed to support 5G network deployments across the United States. Currently, we offer in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution “private LTE” solutions utilizing multiple vendors through a channel agreement with Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors across the world. Concurrently, Wytec is the owner of patented small cell technology, which we call the “LPN-16,” designed to support dense citywide 5G network coverage. Small cell technology is purported by PricewaterhouseCoopers International Limited to be the key component to 5G deployment.

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

In October 2023, Wytec signed a development agreement with Lemko Corporation to manufacture the updated version of our LPN-16 with AI, ML, and blockchain technologies. This agreement was signed in conjunction with our development of an integrated solution with the Nextivity Corporation (“Nextivity”) to enhance the in-building solution, utilizing Nextivity’s Cel-Fi, we currently offer to the over 190 Independent School District (“ISD”) members of the Central Texas Purchasing Alliance (“CTPA”). Wytec plans to include gunshot and drug detection solutions in conjunction with its in-building cellular services as a part of a pilot project offered to over 40 of the CTPA members requesting to be included in the pilot program.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2024, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenue for the three months ended March 31, 2024 and 2023 was $14,598 and $20,409, respectively. The decrease in revenue of $5,811 or 28% was primarily due to decrease in revenue from our in-building cellular systems.

Cost of sales for the three months ended March 31, 2024 and 2023 was $263 and $7,515, respectively. This decrease of $7,252, or 97%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems.

General and administrative expenses were $1,327,216 for the three months ended March 31, 2024, as compared to $316,815 for the three months ended March 31, 2023; this resulted in an increase of $1,010,400 or 319%. Contributing factors to the increase include an increase in professional and consulting fees of $178,676 and an increase in stock compensation of $889,235 which was offset by a decrease in payroll by $22,869, a decrease in marketing and advertising by $19,959, a decrease in stock fees of $4,696, and a decrease in travel expenses of $2,783 for the three months ended March 31, 2024.

We estimate that we will need approximately $3,100,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2024 were $457,377 compared to $370,665 during the three months ended March 31, 2023. This increase of $86,712 was primarily due to stock compensation during the three months ended March 31, 2024 to the same period in 2023.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2024 were $1,899 compared to the cash flows used by investing activities of $-0- during the three months ended March 31, 2023. Capital expenditures totaled $1,899 and $-0- during the three months ended March 31, 2024 and March 31, 2023, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2024 were $290,633 compared to $532,617 during the three months ended March 31, 2023. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of March 31, 2024, our cash balance was $396,117. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales -generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Pursuant to a Registration Rights Agreement, dated September 28, 2023, between us and the Purchaser and GYBL (the “Registration Rights Agreement”), no later than  thirty (30) calendar days after the Public Listing Date, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of common stock issuable pursuant to the SPA. Pursuant to the Registration Rights Agreement, we are obligated to have the registration statement declared effective by the SEC on the earlier of (A) the 45th calendar day after the date on which the registration statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that the registration statement will not be reviewed.

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at March 31, 2024. The Company intends to relieve the remaining liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $32,479,571 at March 31, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2024 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2024, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities.

During the first quarter of 2024, the Company issued a total of 65,956 common stock purchase warrants to a total of six investors in conjunction with the conversion of $309,515 of promissory notes and $20,264 of accrued interest into 65,958 shares of the Company’s common stock in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the first quarter of 2024, the Company issued a total of 59,504 shares of the Company’s common stock upon the exercise of a total of 59,504 common stock purchase warrants by a total of six investors at an exercise price of $5.00 per share or a total of $297,520 in accordance with Rule 506(c) of Regulation D of the Securities Act.

In January 2024, the Company issued a total of 107,060 shares of the Company’s common stock upon the cashless exercise of 193,254 common stock purchase warrants by a total of fifteen in accordance with Rule 506(c) of Regulation D of the Securities Act. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $535,300.

In January 2024, the Company issued a total of 94,030 shares of the Company’s common stock upon the cashless exercise of 132,500 common stock purchase warrants by a total of two in accordance with Rule 506(b) of Regulation D of the Securities Act. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions.  Accordingly, the Company recorded additional compensation expense of $238,900.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C.(6)
10.7	Amendment to Promissory Note, dated December 5, 2023 (8)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 15, 2024

