Form 10-Q
period 2024-06-30
WYTEC INTERNATIONAL INC
filed 2024-08-14
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2024

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

(210) 233-8980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WYTC	OTCQB

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

As of August 14, 2024, there were 16,727,025 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets

Current assets:
Cash	$207,405	$564,760
Inventory	30,041	30,303
Total current assets	237,446	595,063

Property and equipment, net	11,388	26,205
Investment in limited liability company	600,000	600,000
Operating lease, right-of-use asset	117,843	–

Total assets	$966,677	$1,221,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$334,651	$391,104
Accounts payable, related party	260,871	253,771
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	68,054	–
Contract liability	4,118	21,394
Notes payable, current portion	7,834	21,609
Convertible promissory notes	55,000	364,515
Promissory notes, shareholders	710,000	710,000
Total current liabilities	1,775,528	2,097,393

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	50,189	–
	50,189	–

Total liabilities	1,825,717	2,097,393

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at June 30, 2024 and December 31, 2023	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at June 30, 2024 and December 31, 2023	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 1,000 issued and 1,000 outstanding at June 30, 2024 and December 31, 2023	1	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 13,686,965 shares and 13,288,692 shares issued and outstanding at June 30, 2024 and December 31, 2023	13,684	13,287
Additional paid-in capital	32,339,906	30,558,906
Accumulated deficit	(33,061,026)	(31,109,214)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	187,500	–
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(859,040)	(876,125)

Total liabilities and stockholders' deficit	$966,677	$1,221,268

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$25,514	$22,811	$40,112	$43,220
Cost of revenues	24,690	28,431	24,953	35,946

Gross profit (loss)	824	(5,620)	15,159	7,274

Expenses:
Selling, general, and administrative	427,364	322,168	1,754,580	638,984
Research and development	129,742	–	158,111	–
Depreciation	8,321	10,687	16,717	21,689
Operating expenses, net	565,427	332,855	1,929,408	660,673

Net operating loss	(564,603)	(338,475)	(1,914,249)	(653,399)

Other expense:
Interest expense	16,852	58,479	37,563	105,084
Total other expense	16,852	58,479	37,563	105,084

Net loss	$(581,455)	$(396,954)	$(1,951,812)	$(758,483)

Weighted average number of common shares outstanding - basic and fully diluted	13,645,067	12,198,378	13,599,210	12,196,781

Net loss per share - basic and fully diluted	$(0.04)	$(0.03)	$(0.14)	$(0.06)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Class A		Class B		Class C				Class A Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287	100,000	$(179,368)

Conversion of note payable into common stock	–	–	–	–	–	–	65,956	66	–	–

Warrants exercised for cash	–	–	–	–	–	–	59,504	60	–	–

Cashless warrant exercised	–	–	–	–	–	–	46,250	47	–	–

Stock issued to existing holders	–	–	–	–	–	–	154,840	155	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615	100,000	$(179,368)

Warrants exercised for cash	–	–	–	–	–	–	71,723	69	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2024	100,000	$100	44,535	$45	1,000	$1	13,686,965	$13,684	100,000	$(179,368)

Balance, January 1, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2023	2,380,000	$2,380	2,856,335	$2,856	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

Conversion of note payables into common stock	–	–	–	–	–	–	20,879	21	–	–

Cancellation of subscription payable	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2023	2,380,000	$2,380	3,735,784	$3,735	1,000	$1	12,216,045	$12,215	100,000	$(179,368)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2024 and 2023

(Unaudited)

(Continued)

							Total
	Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Shares	Payable	Deficit	(Deficit)
Balance, January 1, 2024	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of note payable into common stock	–	–	329,713	–	–	–	329,779

Warrants exercised for cash	–	–	297,460	–	–	–	297,520

Cashless warrant exercised	–	–	(47)	–	–	–	–

Stock issued to existing holders	–	–	774,045	–	–	–	774,200

Extension of warrants	–	–	21,285	–	–	–	21,285

Stock issued for board member compensation	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2024	–	–	–	–	–	(1,370,357)	(1,370,357)

Balance, March 31, 2024	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

Warrants exercised for cash	–	–	358,544	–	–	–	358,613

Stock issued for board member compensation	–	–	–	–	93,750	–	93,750

Net loss for the three months ended June 30, 2024	–	–	–	–	–	(581,455)	(581,455)

Balance, June 30, 2024	44,535	$(79,882)	$32,339,906	$(80,000)	$187,500	$(33,061,026)	$(859,040)

Balance, January 1, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(27,798,203)	$(2,981,612)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	(361,529)	(361,529)

Balance, March 31, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(28,159,732)	$(3,343,141)

Conversion of note payables into common stock	–	–	104,378	–	–		104,399

Cancellation of subscription payable	–	–	–	–	(25,400)	–	(25,400)

Net loss for the three months ended June 30, 2023	–	–	–	–	–	(396,954)	(396,954)

Balance, June 30, 2023	44,535	$(79,882)	$25,222,479	$(80,000)	$–	$(28,556,686)	$(3,661,096)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,951,812)	$(758,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,717	21,689
Stock based compensation	982,985	–
Non-cash lease expense	22,518	12,280
Reversal of stock based compensation	–	(25,400)
Decrease (increase) in operating assets
Accounts receivable	–	(15,000)
Inventory	262	(3,607)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(36,190)	102,901
Accounts payable, related party	7,100	(25,837)
Contract liability	(17,276)	(2,211)
Operating lease liability	(22,118)	(12,376)
Net cash used in operating activities	(997,814)	(706,044)

Cash flows from investing activities
Purchase of equipment	(1,899)	–
Net cash used in investing activities	(1,899)	–

Cash flows from financing activities
Proceeds from promissory notes, shareholders	–	75,000
Proceeds from issuance of convertible promissory notes	–	665,000
Payments on notes payable	(13,775)	(14,271)
Proceeds from exercise of warrants	656,133	–
Net cash provided by financing activities	642,358	725,729

Net increase (decrease) in cash	(357,355)	19,685
Cash - beginning of period	564,760	93,748
Cash - end of period	$207,405	$113,433

Supplemental disclosures:
Interest paid	$3,626	$3,720

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$329,779	$104,399
ROU assets and operating lease obligations recognized	$140,361	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, is a designer and developer of patented small cell technology, which we call the “LPN-16,” and wide area networks designed to support 5G network deployments across the United States. Wytec offers in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution (“private LTE”) solutions utilizing multiple vendors through Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors. Concurrently, Wytec plans to commercialize a multichannel transmission product that integrates in-building cellular, private LTE, and gunshot detection services with its LPN-16 in the third quarter of 2024. Wytec was previously involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to commercial and enterprise clients and was also engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allowed qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems, which management believes have an alternative use, is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During the six months ended June 30, 2024 and 2023, all sales and installation revenue was recognized when the installation was completed, per Company policy.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $33,061,026 at June 30, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

Since inception, operations have primarily been funded through private placements of equity and convertible debt. Management expects to continue to seek additional funding through private or public sources. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate substantial doubt that the Company will be able to continue as a going concern for a period of one year from the filing of these financial statements. Managements’ plan is to raise additional funding through a capital raise associated with a public offering and/or additional private capital raises.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

As of June 30, 2024, our cash balance was $207,405. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenues   to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source. We estimate that we will need approximately $3,100,000 of capital or financing over the next twelve months to fund our planned operations.

NOTE C – REVENUE AND ACCOUNTS RECEIVABLE

The Company invoices customers and recognizes accounts receivable in an amount it expects to receive from the customer. The Company has contracted payment terms with its customer of net 30 days. The Company recognized revenue from performance obligations satisfied as of a point in time and over time as disaggregated in the table below.

Timing of Revenue Recognition

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Point in Time	$15,950	$16,500	$20,900	$30,500
Over Time	9,564	6,311	19,212	12,720
	$25,514	$22,811	$40,112	$43,220

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $15,950 and $16,500 during the three months ended June 30, 2024 and 2023, respectively, and $20,900 and $30,500 during the six months ended June 30, 2024 and 2023, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $8,950 and $7,000 during the three months ended June 30, 2024 and 2023, respectively, and $11,200 and $12,500 during the six months ended June 30, 2024 and 2023, respectively. The amount of revenue earned related to installation and other services was $7,000 and $9,500 during the three months ended June 30, 2024 and 2023, respectively, and $9,700 and $18,000 during the six months ended June 30, 2024 and 2023, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $9,564 and $6,311 during the three months ended June 30, 2024 and 2023, respectively, and $19,212   and $12,720 during the six months ended June 30, 2024 and 2023 respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of June 30, 2024 that the Company expects to recognize over the next year is $4,118.

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

NOTE D   – INVESTMENT IN LIMITED LIABILITY COMPANY

The Company made an investment into another company in the amount of $600,000 during the year ended December 31, 2023. The investment is classified as a cost method investment as the fair value of the investment is not readily determinable. The investment is valued as cost, less impairment, adjusted for any observable price changes. For the six months ended June 30, 2024, there were no distributions received and the Company determined that no impairment existed at June 30, 2024.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Telecommunication equipment and computers	$299,885	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,325
Less: Accumulated depreciation	(321,331)	(306,868)
	$11,388	$26,205

Depreciation expense for the three months ended June 30, 2024 and 2023 was $8,321 and $10,687, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $16,717 and $21,689, respectively.

NOTE F – DEBT

The Company’s debt consists of the following:

	June 30,	December 31,
	2024	2023
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$7,834	$21,609

Unsecured promissory note payable to a director, of the Company, at 7% per annum, due in February 2025	625,000	625,000

Unsecured promissory note payable to president, at 5% per annum, due in October 2024	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	55,000	364,515

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2024	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on September 30, 2024	25,000	25,000

Total	$772,834	$1,096,124

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Mr. Christopher Stuart, a director of the Company, initially due in August 2021. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months, seven times, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised all seven extensions extending the maturity date of the note to February 13, 2025.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The Company issued a total of $2,289,515 of 2023 Notes pursuant to this offering, which ended in December 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the six months ended June 30, 2024.

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

NOTE H – LEASES

Short Term Leases

The Company leased its office space on a month-to-month basis until February 29, 2024. Total lease expense related to this short-term lease was $-0- and $18,300 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $12,200 and $36,600 for the six months ended June 30, 2024 and 2023.

Operating Leases

The Company leases its office space and leased data centers  under operating leases. The leases for the Data Centers  were cancelled as of June 20, 2023. For the three month period ended June 30, 2024 and 2023, operating lease expense under these lease totaled $19,200 and $2,725 respectively, and for the six months ended June 30, 2024 and 2023, operating lease expense totaled $25,600 and $5,355, respectively.

The remaining weighted average lease term is 1.67 years and the weighted average discount rate is 9.5% as of June 30, 2024.

Future minimum lease payments as of June 30, 2024 are as follows:

2025	$76,400
2026	52,000
Total minimum lease payments	128,400
Less: imputed interest	(10,157)
Present value of minimum lease payments	$118,243
Less: current portion of lease obligation	68,054
Long-term lease obligation	$50,189

NOTE I – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2024 to purchase 2,447,022 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 42,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 67,166 are exercisable for cash at an exercise price of $5.00 per share and 337,356 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

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

In May 2024, the Company issued 800 shares of the Company’s common stock upon the exercise of 800 2023 Warrants by one investor at an exercise price of $5.00 per share for total proceeds of $4,000.

In May 2024, the Company made an offer to existing warrant holders who obtained their warrants upon the conversion of their 9.5% convertible promissory notes pursuant to which such warrant holders who agreed, on or before May 31, 2024, to exercise at least 50% of their warrants on or before June 30, 2024 would receive (i) an extension of the expiration date of the balance of such warrants to December 31, 2025 (ii) removal of the following language related to the exercise price of the warrants “provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market (the “Measurement Date”), the amount per Share payable to exercise this Warrant shall thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the Measurement Date” `and (iii) payment of the legal expense to remove the 144 legend, after the applicable holding period, for both the shares issuable upon the exercise of such warrants and the shares issued upon the conversion of their 9.5% convertible promissory notes. Pursuant to this offer, in May 2024, the Company issued a total of 71,723 shares of the Company’s common stock upon the exercise of 35,306 2023 Warrants and 35,617 other common stock purchase warrants by a total of eight investors, including ERI, at an exercise price of $5.00 per share for total proceeds of $354,615 and extended the expiration date to December 31, 2025 and adjusted the exercise price to $5.00 per share of 35,306 2023 Warrants and 35,616 other common stock purchase warrants. The fair value of the modifications to the warrants was $50,553 and has been recorded as additional paid-in-capital, net of equity issuance costs of the same amount which resulted in a net effect of zero.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2023	2,925,596

Warrants granted	65,956
Warrants exercised	(456,981)
Warrants expired/cancelled	(87,549)

Balance, June 30, 2024	2,447,022

Exercisable, June 30, 2024	2,447,022

As of June 30, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 0.51 years and have an estimated $8,000,000 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the estimated fair market value of the stock at June 30, 2024 multiplied by the number of warrants.

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

In May 2024, the Company issued 800 shares of the Company’s common stock upon the exercise of 800 2023 Warrants by one investor at an exercise price of $5.00 per share for total proceeds of $4,000.

In May 2024, in conjunction with the Company’s offer to existing warrant holders described in Note I, the Company issued a total of 70,923 shares of the Company’s common stock upon the exercise of 35,306 2023 Warrants and 35,617 other common stock purchase warrants by a total of eight investors, including ERI, at an exercise price of $5.00 per share for total proceeds of $354,615.

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of June 30, 2024, and $253,772 as of December 31, 2023. The Company incurred expense of $0 and $7,188 with Richardson & Associates during the six months ended June 30, 2024 and 2023, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into the ERI Agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242. The line of credit also expired with no amounts drawn upon it. The New ERI Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 71,233 shares and 71,233 warrants. In May 2024, ERI exercised 35,617 warrants in accordance with the Company’s offer to existing warrant holders described in Note I for a total of 35,617 shares and the expiration date and exercise price of the remaining 35,616 warrants were adjusted to December 31, 2025 and $5.00 per share, respectively.

In August 2023, ERI purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 2023 Warrants. In May 2024, ERI exercised 10,320 2023 Warrants in accordance with the Company’s offer to existing warrant holders described in Note I for a total of 10,320 shares and the expiration date and exercise price of the remaining 10,320 2023 Warrants were adjusted to December 31, 2025 and $5.00 per share, respectively.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. In January 2024, these warrants were exercised on a cashless basis for a total of 22,159 shares.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to seven times, in the Company’s sole discretion. The Company has exercised all seven extensions extending the maturity date of the note to February 13, 2025.

In February 2022, Mr. Stuart purchased for $175,000 a unit, consisting of (i) a $175,000 7% promissory note with a maturity date of August 31, 2023 and (ii) 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E – DEBT for a description of the Stuart Agreement. This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants.

In November and December 2022, we borrowed a total of $150,000 from Mr. Stuart pursuant to unsecured convertible promissory notes, as amended in December 2023, to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on these promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. These notes, along with associated accrued interest, were converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 32,107 shares and 32,107 warrants. In January 2024, these warrants were exercised on a cashless basis for a total of 17,786 shares.

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

In October 2022, the president of the Company entered into an agreement with the Company, as amended in November 2022, and as amended as described in Note N, to exchange 1,000 shares of the Company’s Series C Preferred Stock owned by him for 3,000,000 shares of the Company’s common stock. The exchange will close on the earlier of the effective date of the initial public offering of the Company’s common stock on a public trading market or October 6, 2025.

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note initially due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months September 30, 2024.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of June 30, 2024 for prior consulting services.

NOTE L – CUSTOMER CONCENTRATIONS

The Company derived $35,746, 89% and $41,967, 97%, of revenue from three customers in the six months ended June 30, 2024 and June 30, 2023, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At June 30, 2024 and December 31, 2023 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

In October 2022, the president of the Company entered into an agreement with the Company, as amended in November 2022 and as amended as described in Note N, to exchange 1,000 shares of the Company’s Series C Preferred Stock owned by him for 3,000,000 shares of the Company’s common stock. The exchange will close on the earlier of the effective date of the initial public offering of the Company’s common stock on a public trading market or October 6, 2025.

See Note C in regards to commitments related to contracts with customers. See Note H in regards to commitments related to leases.

NOTE N – SUBSEQUENT EVENTS

In July 2024, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the second quarter of 2024, valued at a total of $93,750.

In July 2024, the Company issued 25,000 common stock purchase warrants as compensation to the director of operations and corporate secretary of the Company. The total cost of the warrants was $20,944, which was recorded in additional paid in capital.

In July 2024, the Company issued 25,000 common stock purchase warrants as compensation to a consultant of the Company. The total cost of the warrants was $20,944, which was recorded in additional paid in capital.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of the date of this report, the Company has issued a total of $50,000 of 2024 Notes pursuant to this offering.

In July 2024, the Company amended that certain exchange agreement with the president of the Company, dated October 6, 2022, as amended in November 2022, in order to adjust the closing date set forth in Section 1(i) of the exchange agreement from the effective date of the initial public offering of the Company’s common stock on the NASDAQ Capital Markets to the effective date of the initial public offering of the Company’s common stock on a public trading market.

Effective July 30, 2024, the Company’s common stock was accepted for trading on the OTCQB.

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

In September 2023, we engaged Trabus Technologies to begin Wytec’s artificial intelligence (“AI”), machine learning (“ML”), and blockchain software development in preparation for a series of state and federal pilot projects to be conducted across the United States which are expected to commence in the third quarter of 2024. In October 2023, Wytec filed two provisional patent applications with the United States Patent and Trademark Office (“USPTO”) to enhance its LPN-16 small cell to include AI, ML, and blockchain technologies capable of supporting advanced multi-sensor technology.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2024, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three and Six months Ended June 30, 2024 and 2023

Revenue for the three months ended June 30, 2024 and 2023 was $25,514 and $22,811, respectively. The increase in revenues of $2,703 or 12% was primarily due to increase in revenue from our Cel-Fi systems. Revenues for the six months ended June 30, 2024 and 2023 was $40,112 and $43,220, respectively. The decrease in revenues of $3,108 or 7% was primarily due to decrease in revenues from our in-building cellular systems.

Cost of revenues for the three months ended June 30, 2024 and 2023 was $24,690 and $28,431, respectively. This decrease of $3,741, or 13%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems. Cost of revenues for the six months ended June 30, 2024 and 2023 was $24,953 and $35,946, respectively. This decrease of $10,933, or 31%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems.

General and administrative expenses were $427,364 for the three months ended June 30, 2024 compared to $322,168 for the three months ended June 30, 2023, resulting in an increase of $105,196 or 33%. Contributing factors to the increase include an increase in subscription fees of $28,754 and an increase in stock compensation of $119,150 which was offset by a decrease in payroll by $7,079 and a decrease in professional and consulting fees by $34,425 for the three months ended June 30, 2024.   General and administrative expenses were $1,754,580 for the six months ended June 30, 2024 compared to $638,984 for the six months ended June 30, 2023, resulting in an increase of $1,115,596 or 176%. Contributing factors to the increase include an increase in professional and consulting fees of $142,481 and an increase in stock compensation of $1,008,385 which was offset by a decrease in payroll by $29,948 and decrease in marketing and advertising by $21,043 for the six months ended June 30, 2024.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2024 were $997,814 compared to $706,044 during the six months ended June 30, 2023. This increase of $291,770 was primarily due to increased research and development expenditures during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2024 were $1,899 compared to the cash flows used by investing activities of $-0- during the six months ended June 30, 2023. Capital expenditures totaled $1,899 and $-0- during the six months ended June 30, 2024 and June 30, 2023, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2024 were $642,358 compared to $725,729 during the six months ended June 30, 2023. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of June 30, 2024, our cash balance was $207,405. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at June 30, 2024. The Company intends to relieve the remaining liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $33,061,026 at June 30, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2024 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, William Gray, and our principal financial officer, Karen Stegall, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray and Ms. Stegall have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2024, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities.

During the second quarter 2024, the Company issued a total of 36,106 shares of the Company’s common stock upon the exercise of a total of 36,106 common stock purchase warrants by a total of nine investors, including an affiliate of a director of the Company, at an exercise price of $5.00 per share or a total of $180,530 in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the second quarter 2024, the Company issued a total of 35,617 shares of the Company’s common stock upon the exercise of a total of 35,617 common stock purchase warrants by an affiliate of a director of the Company at an exercise price of $5.00 per share or a total of $178,085 in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
4.13	Erica Perez Warrant, dated July 2, 2024 (10)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (6)
10.7	Amendment to Exchange Agreement, dated November 15, 2022, by and between Wytec International, Inc. and William H. Gray (11)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Promissory Note, dated December 5, 2023 (8)
10.10	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
10.11	Amendment to Exchange Agreement, dated July 30, 2024, by and between Wytec International, Inc. and William H. Gray (12)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on July 9, 2024.
(11)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, filed on November 18, 2022.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on August 1, 2024.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 14, 2024

