Form 10-Q
period 2024-09-30
WYTEC INTERNATIONAL INC
filed 2024-11-12
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2024

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

As of October 30, 2024, there were 16,713,230 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$101,452	$564,760
Inventory	30,041	30,303
Accounts receivable	5,600	–
Other current asset	5,518	–
Total current assets	142,611	595,063

Property and equipment, net	6,054	26,205
Investment in limited liability company	600,000	600,000
Operating lease, right-of-use assets	101,343	–

Total assets	$850,008	$1,221,268

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$419,929	$391,104
Accounts payable, related party	314,571	253,771
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	70,301	–
Contract liability	10,079	21,394
Notes payable, current portion	2,835	21,609
Convertible promissory notes, current portion	55,000	364,515
Promissory notes, shareholders	710,000	710,000
Total current liabilities	1,917,715	2,097,393

Long-term liabilities:
Convertible promissory notes, long term portion	250,000	–
Operating lease, right-of-use obligation, long term portion	31,741	–
Total long-term liabilities	281,741	–

Total liabilities	2,199,456	2,097,393

Commitments and contingencies (See Note M)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated,100,000 shares issued and 0 shares outstanding at September 30, 2024 and December 31, 2023	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at September 30, 2024 and December 31, 2023	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 0 and 1,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	–	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 16,732,030 shares and 13,288,692 shares issued and outstanding at September 30, 2024 and December 31, 2023	16,730	13,287
Additional paid-in capital	32,604,075	30,558,906
Accumulated deficit	(33,724,898)	(31,109,214)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	93,750	–
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(1,349,448)	(876,125)

Total liabilities and stockholders' deficit	$850,008	$1,221,268

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$88,034	$201,826	$128,146	$245,046
Cost of revenues	30,617	129,718	55,570	165,664

Gross profit	57,417	72,108	72,576	79,382

Expenses:
Selling, general and administrative	546,622	496,147	2,301,202	1,135,131
Research and development	150,653	–	308,764	–
Depreciation	5,333	10,514	22,050	32,203
Operating expenses, net	702,608	506,661	2,632,016	1,167,334

Operating loss	(645,191)	(434,553)	(2,559,440)	(1,087,952)

Other expense:
Interest expense	18,681	65,382	56,244	170,466
Total other expense	18,681	65,382	56,244	170,466

Net loss	$(663,872)	$(499,935)	$(2,615,684)	$(1,258,418)

Weighted average number of common shares outstanding - basic and fully diluted	15,647,457	12,239,615	14,276,203	12,211,216

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.18)	$(0.10)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Class A		Class B		Class C				Class A Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287	100,000	$(179,368)

Conversion of notes payable into common stock	–	–	–	–	–	–	65,956	66	–	–

Warrants exercised for cash	–	–	–	–	–	–	59,504	60	–	–

Cashless warrant exercised	–	–	–	–	–	–	46,250	47	–	–

Stock issued to existing holders	–	–	–	–	–	–	154,840	155	–	–

Extension of warrants	–	–	–	–	–	–	–	–	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615	100,000	$(179,368)

Warrants exercised for cash	–	–	–	–	–	–	71,723	69	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2024	100,000	$100	44,535	$45	1,000	$1	13,686,965	$13,684	100,000	$(179,368)

Conversion of series C shares for common shares	–	–	–	–	(1,000)	(1)	3,000,000	3,000	–	–

Conversion of note payable into common shares	–	–	–	–	–	–	5,005	5	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–	–	–

Issuance of stock owed	–	–	–	–	–	–	37,500	38	–	–

Warrants exercised for cash	–	–	–	–	–	–	2,560	3	–	–

Warrants issued as compensation	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended September 30, 2024	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2024	100,000	$100	44,535	$45	–	$–	16,732,030	$16,730	100,000	$(179,368)

Balance, January 1, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	–	–	–	–	–

Balance, March 31, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194	100,000	$(179,368)

Conversion of note payables into common stock	–	–	–	–	–	–	20,879	21	–	–

Cancellation of subscription payable	–	–	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, June 30, 2023	100,000	$100	44,535	$45	1,000	$1	12,216,045	$12,215	100,000	$(179,368)

Conversion of note payables into common stock	–	–	–	–	–	–	32,873	33	–	–

Net loss for the three months ended September 30, 2023	–	–	–	–	–	–	–	–	–	–

Balance, September 30, 2023	100,000	$100	44,535	$45	1,000	$1	12,248,918	$12,248	100,000	$(179,368)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

(Continued)

	Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Payable	Deficit	Deficit
Balance, January 1, 2024	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of notes payable into common stock	–	–	329,713	–	–	–	329,779

Warrants exercised for cash	–	–	297,460	–	–	–	297,520

Cashless warrant exercised	–	–	(47)	–	–	–	–

Stock issued to existing holders	–	–	774,045	–	–	–	774,200

Extension of warrants	–	–	21,285	–	–	–	21,285

Stock issued for board member compensation	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2024	–	–	–	–	–	(1,370,357)	(1,370,357)

Balance, March 31, 2024	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

Warrants exercised for cash	–	–	358,544	–	–	–	358,613

Stock issued for board member compensation	–	–	–	–	93,750	–	93,750

Net loss for the three months ended June 30, 2024	–	–	–	–	–	(581,455)	(581,455)

Balance, June 30, 2024	44,535	$(79,882)	$32,339,906	$(80,000)	$187,500	$(33,061,026)	$(859,040)

Conversion of series C shares for common shares	–	–	(2,999)	–	–	–	–

Conversion of note payable into common shares	–	–	25,021	–	–	–	25,026

Stock issued for board member compensation	–	–	–	–	93,750	–	93,750

Issuance of stock owed	–	–	187,462	–	(187,500)	–	–

Warrants exercised for cash	–	–	12,797	–	–	–	12,800

Warrants issued as compensation	–	–	41,888	–	–	–	41,888

Net loss for the three months ended September 30, 2024	–	–	–	–	–	(663,872)	(663,872)

Balance, September 30, 2024	44,535	$(79,882)	$32,604,075	$(80,000)	$93,750	$(33,724,898)	$(1,349,448)

Balance, January 1, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(27,798,203)	$(2,981,612)

Net loss for the three months ended March 31, 2023	–	–	–	–	–	(361,529)	(361,529)

Balance, March 31, 2023	44,535	$(79,882)	$25,118,101	$(80,000)	$25,400	$(28,159,732)	$(3,343,141)

Conversion of note payables into common stock	–	–	104,378	–	–	–	104,399

Cancellation of subscription payable	–	–	–	–	(25,400)	–	(25,400)

Net loss for the three months ended June 30, 2023	–	–	–	–	–	(396,954)	(396,954)

Balance, June 30, 2023	44,535	$(79,882)	$25,222,479	$(80,000)	$–	$(28,556,686)	$(3,661,096)

Conversion of note payables into common stock	–	–	164,737	–	–	–	164,770

Net loss for the three months ended September 30, 2023	–	–	–	–	–	(499,935)	(499,935)

Balance, September 30, 2023	44,535	$(79,882)	$25,387,216	$(80,000)	$–	$(29,056,621)	$(3,996,261)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(2,615,684)	$(1,258,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,050	32,203
Stock based compensation	1,118,623	–
Non-cash lease expense	39,018	12,280
Reversal of stock based compensation	–	(25,400)
Decrease (increase) in operating assets
Accounts receivable	(5,600)	1,500
Inventory	262	60,862
Other current asset	(5,518)	–
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	49,113	41,975
Accounts payable, related party	60,800	(17,737)
Contract liability	(11,315)	17,480
Operating lease liability	(38,318)	(12,376)
Net cash used in operating activities	(1,386,569)	(1,147,631)

Cash flows from investing activities
Purchase of equipment	(1,899)	–
Net cash used in investing activities	(1,899)	–

Cash flows from financing activities
Proceeds from promissory notes, shareholders	–	75,000
Proceeds from issuance of convertible promissory notes	275,000	1,410,000
Payments on notes payable	(18,773)	(21,159)
Proceeds received for convertible promissory note to be issued	–	40,000
Proceeds from exercise of warrants	668,933	–
Net cash provided by financing activities	925,160	1,503,841

Net increase (decrease) in cash	(463,308)	356,210
Cash - beginning of period	564,760	93,748
Cash - end of period	$101,452	$449,958

Supplemental disclosures:
Interest paid	$7,207	$5,533

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$354,805	$320,684
ROU assets and operating lease obligations recognized	$140,361	$–

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ended December 31, 2024. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems, which management believes have an alternative use, is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During the nine months ended September 30, 2024 and 2023, all sales and installation revenue was recognized when the installation was completed, per Company policy.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $33,724,898 at September 30, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2024, our cash balance was $101,452. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenues to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source. We estimate that we will need approximately $3,400,000 of capital or financing over the next twelve months to fund our planned operations.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Point in Time	$84,210	$194,887	$105,110	$225,387
Over Time	3,824	6,939	23,036	19,659
	$88,034	$201,826	$128,146	$245,046

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $84,210 and $194,887 during the three months ended September 30, 2024 and 2023, respectively and $105,110 and $225,387 during the nine months ended September 30, 2024 and 2023, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning, and integration services) equipment. The amount of revenue earned related to the sales of equipment was $66,210 and $143,897 during the three months ended September 30, 2024 and 2023, respectively, and $77,410 and $156,397 during the nine months ended September 30, 2024 and 2023, respectively. The amount of revenue earned related to installation and other services was $18,000 and $50,990 during the three months ended September 30, 2024 and 2023, respectively, and $27,700 and $68,990 during the nine months ended September 30, 2024 and 2023, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $3,824 and $6,939 during the three months ended September 30, 2024 and 2023, respectively, and $23,036 and $19,659 during the nine months ended September 30, 2024 and 2023, respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2024 that the Company expects to recognize over the next year is $10,079.

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

NOTE D   – INVESTMENT IN LIMITED LIABILITY COMPANY

The Company made an investment into another company in the amount of $600,000 during the year ended December 31, 2023. The investment is classified as a cost method investment as the fair value of the investment is not readily determinable. The investment is valued as cost, less impairment, adjusted for any observable price changes. For the nine months ended September 30, 2024, there were no distributions received and the Company determined that no impairment existed at September 30, 2024.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Telecommunication equipment and computers	$299,885	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,325
Less: Accumulated depreciation	(326,665)	(306,868)
	$6,054	$26,205

Depreciation expense for the three months ended September 30, 2024 and 2023 was $5,333 and $10,514, respectively. Depreciation expense for the nine months ended September 30, 2024 and September 30, 2023 was $22,050 and $32,203, respectively.

NOTE F – DEBT

The Company’s debt consists of the following:

	September 30,	December 31,
	2024	2023
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$2,835	$21,609

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in February 2025	625,000	625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in April 2025	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2024	55,000	364,515

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	250,000	–

Unsecured promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2024	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 31, 2025	25,000	25,000
Total	$1,017,835	$1,096,124

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

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 21, 2022. The note bears simple interest at a rate of 5% per annum. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to April 21, 2025.

In January 2023, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 31, 2025.

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. The Company issued a total of $2,289,515 of 2023 Notes pursuant to this offering, which ended in December 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the nine months ended September 30, 2024.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of September 30, 2024, the Company issued a total of $275,000 of 2024 Notes pursuant to this offering, including $50,000 of which was purchased by Mr. Christopher Stuart, a director of the Company, and $25,000 of which was converted into common stock and 2024 Warrants during the three months ended September 30, 2024.

Future principal payments of debt outstanding as of September 30, 2024 for the twelve month periods ended September 30 are as follows:

2025	$767,835
2026	250,000
Total Debt	$1,017,835

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

NOTE H – LEASES

Short-Term Leases

The Company leased its office space on a month-to-month basis until February 29, 2024. Total lease expense related to this short-term lease was $-0- and $18,300 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $12,200 and $54,900 for the nine months ended September 30, 2024 and 2023.

Operating Leases

The Company leases its office space and leased data centers under operating leases. The leases for the data centers were cancelled as of June 20, 2023. For the three month period ended September 30, 2024 and 2023, operating lease expense under these lease totaled $19,200 and $-0- respectively, and for the nine months ended September 30, 2024 and 2023, operating lease expense totaled $44,800 and $5,355, respectively.

The remaining weighted average lease term is 1.41 years and the weighted average discount rate is 9.5% as of September 30, 2024.

Future minimum lease payments as of September 30, 2024 are as follows:

2025	$77,000
2026	32,500
Total minimum lease payments	109,500
Less: imputed interest	(7,458)
Present value of minimum lease payments	$102,042
Less: current portion of lease obligation	70,301
Long-term lease obligation	$31,741

NOTE I – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2024 to purchase 2,499,467 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 64,606 are exercisable for cash at an exercise price of $5.00 per share and 342,361   are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00 before July 30, 2024 and at trading value after being listed on July 30, 2024. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 27.27% to 29.69% and risk-free rates 4.50% to 5.07% in the period.

During June 2023, the Company issued 10,879 common stock purchase warrants (“Warrants”) pursuant to its offering of up to up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”), and 10,000 2023 Warrants along with 20,879 shares of common stock upon the conversion of a total of $104,386 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants, which $14,667 and was recorded as additional paid in capital.

During the third quarter of 2023, the Company issued 32,873 Warrants along with 32,873 shares of common stock upon the conversion of $164,394 of Notes and accrued interest. The total value of the Warrants was $13,597 and was recorded as additional paid in capital.

During October 2023, the Company issued 25,000 common stock purchase warrants as compensation to the director of operations of the Company. The total cost of the warrants was $38,611, which was recorded as additional paid in capital and which was reduced by $1,487 during the quarter ended March 31, 2024 because the warrants were amended and restated in February 2024 to correct the expiration date from December 31, 2026 to October 11, 2026.

During the fourth quarter of 2023, the Company issued 38,716 common stock purchase warrants, 47,765 Warrants, and 385,336 2023 Warrants along with 472,375 shares of common stock upon the conversion of a total of $2,342,621 of promissory notes, Notes, 2023 Notes, and accrued interest. The total value of the common stock purchase warrants, Warrants, and 2023 Warrants was $37,520, which was recorded as additional paid in capital.

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

During the first quarter of 2024, the Company issued 65,956 2023 Warrants along with 65,956 shares of common stock upon the conversion of $309,515 of 2023 Notes and $20,264 of accrued interest. The total value of the 2023 Warrants was $69,818 and was recorded as additional paid in capital.

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

In July 2024, the Company issued 25,000 common stock purchase warrants to the director of operations of the Company at an exercise price of $5.00 per share exercisable on a cash or cashless basis until December 31, 2025 and 25,000 common stock purchase warrants to a service provider of the Company at an exercise price of $5.00 per share exercisable on a cash or cashless basis at any time until December 31, 2025. The total value of these warrants was $41,888 and was recorded as stock compensation and additional paid in capital.

In July 2024, the Company issued 2,560 shares of the Company’s common stock upon the exercise of 2,560 2023 Warrants by one investor at an exercise price of $5.00 per share for total proceeds of $12,800.

In August 2024, the Company issued a total of 5,005 2024 Warrants along with 5,005 shares of common stock upon the conversion of $25,000 of 2024 Notes and $26.00 of accrued interest. The total value of the 2024 Warrants was $25,021 and was recorded as additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2023	2,925,596

Warrants granted	120,961
Warrants exercised	(459,541)
Warrants expired/cancelled	(87,549)

Balance, September 30, 2024	2,499,467

Exercisable, September 30, 2024	2,499,467

As of September 30, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 0.32 years and have an estimated $3,000,000 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the closing stock price as of September 30, 2024 multiplied by the number of warrants.

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

In May 2024, the Company authorized the issuance of a total of 18,750 shares of common stock to the Company’s directors as compensation for services rendered during the first quarter of 2024, valued at a total of $93,750. These shares were issued in July 2024.

In July 2024, the Company issued a total of 18,750 shares of common stock to the Company’s directors as compensation for services rendered during the second quarter of 2024, valued at a total of $93,750.

In July 2024, the Company issued a total of 2,560 shares of common stock for the exercise of 2,560 2023 Warrants for total proceeds of $12,800.

In August 2024, the Company issued 3,000,000 shares of common stock to the president of the Company in exchange for 1,000 shares of Series C Preferred Stock in accordance with that certain exchange agreement, dated October 6, 2022, as amended on November 15, 2022 and July 30, 2024.

In August 2024, the Company issued a total of 5,005 shares of common stock and 5,005 2024 Warrants upon the conversion of $25,000 of 2024 Notes and $26.00 of accrued interest. The total value of the 2024 Warrants was $125, which was recorded as additional paid in capital.

NOTE K – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of September 30, 2024, and $253,772 as of December 31, 2023. The Company incurred expense of $0 and $7,188 with Richardson & Associates during the nine months ended September 30, 2024 and 2023, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

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

In August 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 21, 2022. The note bears simple interest at a rate of 5% per annum. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to April 21, 2025.

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

In October 2022, the president of the Company entered into an agreement with the Company, as amended in November 2022 and in July 2024, to exchange 1,000 shares of the Company’s Series C Preferred Stock owned by him for 3,000,000 shares of the Company’s common stock. In August 2024, 3,000,000 shares of common stock were issued to the president of the Company in exchange for the 1,000 shares of Series C Preferred Stock owed by him.

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note initially due on March 31, 2024. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised both extensions extending the maturity date of the note to March 31, 2025.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of September 30, 2024 for prior consulting services.

NOTE L – CUSTOMER CONCENTRATIONS

The Company derived $121,509, 95% and $217,808, 89%, of revenue from three customers in the nine months ended September 30, 2024 and September 30, 2023, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At September 30, 2024 and December 31, 2023 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

See Note C in regards to commitments related to contracts with customers. See Note H in regards to commitments related to leases.

NOTE N – SUBSEQUENT EVENTS

In October 2024, two investors purchased a total of $200,000 of 2024 Notes pursuant to the Company’s 2024 Note Offering, including $50,000 of 2024 Notes purchased by Mr. Christopher Stuart, a director of the Company.

In October 2024, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the third quarter of 2024, valued at a total of $93,750.

In October 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 28, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

On November 5, 2024, Ms. Karen Stegall, the Company’s interim chief financial officer, voluntarily resigned and Mr. William H. Gray was appointed as the new interim chief financial officer of the Company.

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

The following discussion should be read in conjunction with our unaudited financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements and information that involves risks and uncertainties.

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

In September 2023, we engaged Trabus Technologies to begin Wytec’s artificial intelligence (“AI”), machine learning (“ML”), and blockchain software development in preparation for a series of state and federal pilot projects to be conducted across the United States which are expected to commence in the first quarter of 2025. In October 2023, Wytec filed two provisional patent applications with the United States Patent and Trademark Office (“USPTO”) to enhance its LPN-16 small cell to include AI, ML, and blockchain technologies capable of supporting advanced multi-sensor technology.

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

Results of Operations for the Three and Nine months Ended September 30, 2024 and 2023

Revenues for the three months ended September 30, 2024 and 2023 was $88,034 and $201,826, respectively. The decrease in revenues of $113,792 or 56% was primarily due to a decrease in revenue from our in-building cellular systems. Revenues for the nine months ended September 30, 2024 and 2023 was $128,146 and $245,046, respectively. The decrease in revenues of $116,900 or 48% was primarily due to a decrease in revenues from our in-building cellular systems.

Cost of revenues for the three months ended September 30, 2024 and 2023 was $30,617 and $129,718, respectively. This decrease of $99,101, or 76%, was primarily due to a decrease in costs incurred related to the sales of our in-building cellular systems. Cost of revenues for the nine months ended September 30, 2024 and 2023 was $55,570 and $165,664, respectively. This decrease of $110,094, or 66%, was primarily due to a decrease in costs incurred related to the sales of our in-building cellular systems.

General and administrative expenses were $546,622 for the three months ended September 30, 2024 compared to $496,147 for the three months ended September 30, 2023, resulting in an increase of $50,475 or 10%. Contributing factors to the increase include an increase in stock compensation of $135,638, an increase in fees, subscriptions and charges of $21,637, and an increase in marketing and advertising of $56,281 which was offset by a decrease in professional fees by $141,485 for the three months ended September 30, 2024.   General and administrative expenses were $2,301,202 for the nine months ended September 30, 2024 compared to $1,135,131 for the nine months ended September 30, 2023, resulting in an increase of $1,166,071 or 103%. Contributing factors to the increase include an increase in fees, subscriptions and charges of $46,118, an increase in stock compensation of $1,118,623, and an increase in marketing and advertising of $35,238 which was offset by a decrease in office expense by $40,222 for the nine months ended September 30, 2024.

We estimate that we will need approximately $3,400,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2024 were $1,386,569 compared to $1,147,631 during the nine months ended September 30, 2023. This increase of cash flow used of $238,938 was primarily due to increased research and development expenditures during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Cash Flow from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2024 were $1,899 compared to the cash flows used in investing activities of $-0- during the nine months ended September 30, 2023. Capital expenditures totaled $1,899 and $-0- during the nine months ended September 30, 2024 and September 30, 2023, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2024 were $925,160 compared to $1,503,841 during the nine months ended September 30, 2023. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of September 30, 2024, our cash balance was $101,452. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

During 2019, $895,000 of deferred revenue, related to amounts billed and collected before services related to registered links and related equipment and services (“Links”) previously sold by the Company had been completed, was reclassified to other payable due to the Company exiting the business of installing Links. Since that time, a total of $560,000 of the amount was exchanged for a total of 119,000 shares of the Company’s common stock, leaving a balance of $335,000 at September 30, 2024. The Company intends to relieve the remaining liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $33,724,898 at September 30, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2024 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Mr. William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2024, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities.

In July 2024, the Company issued 25,000 common stock purchase warrants to one service provider of the Company at an exercise price of $5.00 per share exercisable on a cash or cashless basis until December 31, 2025 in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

In July 2024, the Company issued a total of 37,500 shares of common stock to the Company’s five directors as compensation for services rendered during the first and second quarters of 2024 in accordance with Rule 506(b) of Regulation D of the Securities Act.

In August 2024, the Company issued 3,000,000 shares of common stock to the president of the Company in exchange for the 1,000 shares of Series C Preferred Stock owned by him pursuant to that certain exchange agreement, dated October 6, 2022, as amended on November 15, 2022 and July 30, 2024, in accordance with Rule 506(b) of Regulation D of the Securities Act.

During the third quarter of 2024, the Company issued 2,560 shares of the Company’s common stock upon the exercise of 2,560 common stock purchase warrants by one investor at an exercise price of $5.00 per share or a total of $12,800 in accordance with Rule 506(c) of Regulation D of the Securities Act.

During the third quarter of 2024, the Company issued a total of $275,000 of 9.5% secured convertible promissory notes (the “2024 Notes”) to nine investors, including $50,000 of 2024 Notes to Mr. Christopher Stuart, a director of the Company, pursuant to a private placement that commenced in July 2024 in accordance with Rule 506(c) of Regulation D of the Securities Act (the “2024 Note Offering”). The 2024 Notes together with all accrued and unpaid interest are payable on or before December 31, 2025 and are secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets.

During the third quarter of 2024, the Company issued a total of 5,005 shares of common stock and 5,005 common stock purchase warrants to one investor for the conversion of $25,000 of 2024 Notes plus accrued interest of $26.00 in accordance with Rule 506(c) of Regulation D of the Securities Act.

During the third quarter of 2024, the Company issued 3,000,000 shares of common stock to the president of the Company in exchange for 1,000 shares of Series C Preferred Stock in accordance with that certain exchange agreement, dated October 6, 2022, as amended on November 15, 2022 and on July 30, 2024, and in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

In October 2024, two investors purchased a total of $200,000 of 2024 Notes pursuant to the Company’s 2024 Note Offering in accordance with Rule 506(c) of Regulation D of the Securities Act, including $50,000 of 2024 Notes purchased by Mr. Christopher Stuart, a director of the Company.

Effective November 5, 2024, Ms. Karen Stegall voluntarily resigned as the interim chief financial officer of the Company and the Company has accepted Ms. Stegall’s resignation. Ms. Stegall had no disagreements with the Company on any matter of accounting principles or practices or financial statement disclosure.

Effective November 5, 2024, Mr. William H. Gray was appointed to serve as the Company’s interim chief financial officer. There have been no changes to Mr. William H. Gray’s compensation as a result of his appointment as the interim chief financial officer of the Company.

William H. Gray has been the chairman and chief executive officer of the Company since November 2011, the president of the Company since April 2020, a director of Competitive Companies, Inc., a Nevada corporation and the former parent company of the Company (“CCI”), since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the president of the Company from November 2011 to September 2019, the chief financial officer of the Company from November 2011 to January 2020, the interim chief financial officer of the Company from May 2021 to January 2022, and the corporate secretary of the Company from November 2011 to April 2014 and again from November 2015 to February 2019. Mr. Gray was the secretary of CCI from February 2009 to April 2014 and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless configurations. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the state’s first ISPs to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISPs to become a competitive local exchange carrier in the state of Wisconsin.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
4.13	Erica Perez Warrant, dated July 2, 2024 (10)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (6)
10.7	Amendment to Exchange Agreement, dated November 15, 2022, by and between Wytec International, Inc. and William H. Gray (11)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Promissory Note, dated December 5, 2023 (8)
10.10	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
10.11	Amendment to Exchange Agreement, dated July 30, 2024, by and between Wytec International, Inc. and William H. Gray (12)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
99.1	Resignation Notice from Karen Stegall, dated November 5, 2024 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on July 9, 2024.
(11)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, filed on November 18, 2022.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on August 1, 2024.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By:  /s/ William H. Gray

William H. Gray, Chief Executive Officer,

President and interim Chief Financial Officer

(Principal Executive Officer and

Principal Financial and Accounting Officer)

Date: November 12, 2024

