Form 10-K
period 2024-12-31
WYTEC INTERNATIONAL INC
filed 2025-03-31
CIK 1560143

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

(210) 233-8980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	WYTC	OTCQB

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

The outstanding common stock of the registrant was not publicly trading on any public securities trading market as of June 30, 2024 and, therefore, the registrant cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of such date.

The number of shares of common stock, $0.001 par value, outstanding on March 24, 2025 was 16,780,992 shares.

WYTEC INTERNATIONAL, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

i

PART I

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Wytec,” the “Company,” “we,” “us,” or “our” refer to Wytec International, Inc., a Nevada corporation.

Item 1. Business.

General

Wytec is a designer and developer of wide area networks (“WAN”) designed to support 5G network deployments utilized in multiple Internet of Things (“IoT”) solutions across the United States. In June 2014, we filed a provisional patent for our small cell technology, which we call the “LPN-16,” and in December 2017 we were granted a patent by the United States Patent and Trademark Office (“USPTO”), patent number 9,807,032. The patent is described as an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System” (“UHTMTS”) designed to transmit both Wi-Fi and cellular signals from a height of approximately 30 feet and to be installed in locations such as utility poles or building rooftops. The LPN-16 device is equipped with micro radios, software, and network connectors enabling cable or other wireless connections. In conjunction with ongoing design and development of our LPN-16, we currently generate revenue with an in-building cellular solution known “CelFi” under an agreement with Nextivity, Inc. (“Nextivity”).

In October 2019, Wytec participated in a Request for Proposal (the “RFP”) issued by the Laredo Independent School District (“ISD”) in Laredo, Texas involving in-building cellular enhancement solutions for the ISD. Wytec won the RFP and was awarded a contract with the Laredo ISD to provide its in-building cellular enhancement solutions to utilizing the Nextivity Cel-Fi solution to 42 buildings within the Laredo ISD (the “Laredo Contract”). The Laredo Contract has generated over $1M in installation revenue. Although Wytec has completed its installation in all 42 buildings, Wytec continues to receive additional revenue from a long-term renewable maintenance agreement. Due to the successful completion of the Laredo Contract, Wytec was recommended to two other ISDs, Highland Park ISD in Amarillo, Texas and Round Rock ISD in Austin, Texas for multiple in-building cellular solutions utilizing the Cel-Fi product. Our other Cel-Fi installs include the Johnson Space Center in Houston, Texas, the 62 story commercial high-rise building known as the Fountain Place in Dallas, Texas, and the 1,080 restaurant chain Whataburger.

In 2019, Wytec engaged Southwest Research Institute along with Bexar County, Texas to develop a private LTE network pilot project utilizing the Nokia CBRS small cell technology. Wytec served as the general contractor of the pilot project and provided a wireless internet connection to a limited number of homes within the Southwest Independent School District (“SWISD”) within Bexar County, Texas. Upon completing the pilot project, SWISD determined that the government funds available to move forward with additional coverage of the SWISD would be better served by directing the funds to teachers rather than students and the pilot project was never expanded. Since this event, Wytec has now begun developing new technologies, such as gunshot detection, to be included in its in-building and private LTE services to enhance its service offerings.

In August 2023, we entered into an agreement with Trabus Technologies (“Trabus”) and in October 2023, we entered into an agreement with Lemko Corporation (“Lemko”), which together we believe will enable us to commercialize a multichannel transmission product that integrates in-building cellular, private LTE, and multiple sensor solutions, including gunshot detection and drug sensing technologies. We expect to have a prototype with the gunshot detection technology (“Prototype”) for use in a pilot program (“Pilot Program”) in the second or third quarter of 2025. The integrated solution is expected to include artificial intelligence (“AI”), machine learning (“ML”), and encryption technologies capable of supporting our smart-sensor technology.

On October 15, 2023, we filed a provisional patent application with the USPTO related to this “smart-sensor technology” capable of detecting gunshot sound, motion, and chemicals which we expect to be integrated with our current in-building cellular and private LTE solutions. In October 2024, we split the provisional patent into four separate patent applications, one of which we filed with the USPTO (“Smart Sensor System for Threat Detection,” filed as U.S. Application No. 18/902,824, describing a process for firearm discharge detection using multiple machine learning models) and all four of which we filed with the Patent Cooperation Treaty (“PCT”). In January 2025, we received notice of allowance for the patent we filed with the USPTO. We expect to file patent applications for the other three with the USPTO in 2025. We believe that these advanced solutions will be instrumental in providing the highest level of public safety within ISDs, as well as on America’s city streets. Our agreement with Lemko makes Lemko’s small cell technology, which utilizes the latest FCC Citizens Broadband Radio Service (“CBRS”), available to us to use in combination with Trabus’ software which provides AI, ML, and encryption technologies to create our advanced gunshot detection sensors and drug sensing technology solutions. We are currently designing a high-definition video presentation to illustrate the combined benefit of our integrated technology solutions to both cities and schools across America and internationally.

On October 5, 2024, Wytec participated in an RFP issued for the TXShare cooperative purchasing program (“TXShare Program”) under the request of the North Texas Council of Governments (“NCTCOG”). The TXShare Program is a membership organization of more than 170 U.S. cities, 50 counties and over 40 special districts, including transit authorities, water utility boards, bridge and highway authorities, police departments, school districts, and hospitals. The RFP requested by the NCTCOG specifically sought an experienced vendor(s) to provide a gunshot detection system as, given the frequency of shooter incidents, such systems are becoming an essential part of security infrastructure in various settings, including schools, airports, and public buildings. On January 28, 2025, we were notified by the NCTCOG that we were awarded the contract and have already signed an agreement with the NCTCOG pursuant to which we will provide our advanced gunshot detection technology to TXShare Program members in through the Pilot Program once the Prototype is available.

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

As a result of the increased need for greater data capacity and school safety initiatives, there has been an emergence of new technologies to address public safety concerns as well as to support the aggressive growth of the IoT solutions. The next generation of wireless communication services, 5G, has been introduced to America’s future communications needs for supporting both wired and wireless broadband connectivity. For the U.S. cellular industry to meet this challenge, a radical change has occurred in network architecture introducing the concept of “densified” networks involving millions of small cells to be installed throughout the U.S. utility infrastructure utilizing America’s existing utility poles. Wytec is an owner of patented small cell technology called the LPN-16 designed to be installed on utility poles. We have most recently seen the aggressive emergence of AI, ML, and encryption technologies. Wytec has embraced these technologies in its next generation LPN-16 small cell.

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

To overcome this inadequacy, Wytec believes that 5G network architecture will need to densify coverage areas with the use of small cells, which are designed to be mounted on transmission locations approximately 30 feet high, such as existing utility poles, permitting the flexibility of placement throughout a city supporting citywide ubiquitous coverage. Small cells are designed with three primary objectives in mind: increase data capacity, reduce latency in support of IOT solutions, and reduce higher-power transmission signals thus reducing dangerous radiation transmission. Wytec believes that small cells will be the driving force behind 5G and the upcoming 6G services enabling faster speeds on current and future communication devices, including Smartphones and other smart devices. According to an article from Nybsys, dated June 18, 2023, “NHN (Neutral Host Network) is a cost-effective architecture. It uses private 5G to extend public carrier cellular signals into locations or areas with poor signal strength. In terms of performance, neutral host networks are superb as they offer more flexibility without being dependent on the operator’s rollout plans.”

Connectivity for All

Wytec owns patented small cell technology known as the “LPN-16.” Its neutral-host design is its key differentiator from other small cell technologies, with its ability to support multiple spectrum (frequency) usage owned and utilized by multiple mobile operators simultaneously. We expect this multi-operator architecture to be overwhelmingly accepted by city governments due to the desire of multiple carriers to use the same utility pole to expand their 5G coverage. Additionally, we believe that our small cell solution provides a substantially lower cost than existing macro towers due to reduced installation cost and speed of deployment.

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

Revenue Opportunities

Small Cell Market. According to Fortune Business Insight, the small cell 5G network market size was valued at $5.46 billion in 2024 and is projected to grow from $7.54 billion in 2025 to 74.62 billion by 2032, exhibiting a compound annual growth rate (“CAGR”) of 38.7% with public safety representing growth from $583.47 billion in 2024 to $1,197.49 billion in 2032 exhibiting a CAGR of 9.4% during the forecast period. A large portion of Wytec’s small cell deployment includes the installation on U.S. utility poles. According to the U.S. Energy Information Administration (“EIA”) there are more than 185 million utility poles currently in service in the United States, consisting of 169 investor owned, 812 managed by cooperatives, and 1,958 serviced and owned by public utility districts. Wytec has developed patented technology in both small cell and AI designed to be installed on utility poles with the primary advantage of Wytec’s neutral host design allowing multiple carriers to transmit from the “same” small cell.

Artificial Intelligence. According to Statista, the market size for AI is projected to reach $243.7 billion by the end of 2025, representing an annual CAGR between 2025 to 2030 of 27.67%, resulting in an expected market volume of $826 billion by 2030.

Drug Sensor Technology Market. According to Precedence Research, the global sensor market size is estimated at $245.97 billion in 2024 and is predicted to grow to $551.03 billion by 2034, expanding at a CAGR of 8.40% between 2024 and 2034.

In October 2019, Wytec, participated in a RFP issued by the Laredo ISD in Laredo, Texas involving in-building cellular enhancement for the ISD. Wytec won the RFP with the lowest bid and desired technology choice and was awarded the Laredo Contract consisting of 42 buildings within the district with a contract value of approximately $1M. Laredo ISD is a member of the Central Texas Purchasing Alliance (“CTPA”) consisting of over 200 other ISDs. Due to language within the Laredo Contract under Section 791.001 of the Texas Government Code, all members of the CTPA became eligible to utilize the same winning bid as the Laredo ISD. The CTPA consists of more than 4,300 buildings, representing approximately 513,270,000 square feet. The Laredo ISD winning bid was $0.39 per square feet. In October 2022, the Laredo Contract was renewed and extended to October 2024 with the price per square foot increased to $1.54. Although we are past the renewal date of the Laredo Contract, we are still able to offer in-building CelFi services to CTPA members, but at the current market price for our services which is $2.05 per square foot.

In addition to Wytec’s revenue potential involving cellular enhancement and private LTE, the Company plans to utilize its LPN-16 technology to offer public-private partnerships (“PPP”) to municipalities to investor owned, cooperative managed, and municipality serviced and owned utility poles thereby enabling access for U.S. carriers and Mobile Virtual Network Operators (“MVNOs”) to expand their 5G services to retail customers. Today, cable operators are aggressively pursuing mobile cellular solutions due to their eroding subscriber base to the carriers. Cellular service is currently offered to cable operators through wholesale access by virtually all carriers, but cable operators struggle to achieve acceptable profit margins due the competitive nature of obtaining cellular customers. Wytec’s LPN-16, through its neutral host features, promotes equal cost benefits for both carriers and cable operators without favoring greater profit margins to one or the other. The Company anticipates wide acceptance of the LPN-16 by city governments due to its multi-carrier service availability. There are 450 cable operators aggressively pursuing MVNO services in the United States. This initiative by cable operators is anticipated to create a substantial revenue opportunity for Wytec.

As described above, we believe that Wytec’s LPN-16 offers two significant revenue opportunities involving both a potential sale of the LPN-16 to private LTE clients (such as schools and cities) and as a 5G (Wytec owned) network to support PPP initiatives with municipalities to support wholesale clients such as carriers, cable operators, and Wireless Internet Service Providers (“WISPs”).

Wytec’s Network Infrastructure- Supporting Wytec Products/Services

The LPN-16, recognized by USPTO patent number 9,807,032, as expanded by USPTO patent number 10868775 B2, is an “Upgradeable, High Data Transfer Speed, Multichannel Transmission System.” The LPN-16 is a local area network system that includes modular, multi-frequency, multi-channel, upgradable transmission nodes. The transmission nodes can include one or more independent RF modules. However, due to the recent Federal Communications Commission (“FCC”) commercialization of the CBRS spectrum, Wytec is able to expand its private LTE network configuration more rapidly to support other technologies such as a distributed antenna system (“DAS”) for public safety, gunshot detection, remote learning, and multiple other IoT applications. The LPN-16 provides transmission and network services for wireless data, wireless video, wireless voice, voice over internet protocol (“VoIP”), local portal for emergency services, mesh node from one transmission to the next, single channel transmission, multi-channel transmission, Wi-Fi access as well as a number of other similar services. We believe this range of services and the timeline of 5G networks needing small cell capabilities squarely places Wytec in the path of serving several substantial markets such as small cells as a service, outdoor Wi-Fi, the IoT, and a host of other related telecommunications services.

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

Wytec, with its preferred vendor relationships, plans to generate the majority of its future revenues from its smart-sensor technology products.

Customer Concentration

During the year ended December 31, 2024, we received approximately 77% of our gross revenues from our cellular enhancement contract with the Laredo ISD in Bexar County, Texas. Total revenues for the year ended December 31, 2024 were $131,077, and revenue from the Laredo Contract during this period was $98,306. Although the Laredo Contract has expired, we believe there are still selling opportunities based on the relationship we have cultivated with the CTPA. For example, we have been approached by the Highland Park ISD and the Amarillo ISD, for in-building cellular solutions. We have, however, only completed a few projects for private commercial enterprises (although we have installed cellular enhancement solutions on some notable buildings, such as the Johnson Space Center in Houston, Texas), and have not extensively pursued business in that sector of the market. Our customer base is diversifying with the recent signing of a contract with the NCTCOG whose TXShare Program members include both school districts and other government entities. The loss of our relationship with the CTPA would have a material adverse impact on our future results of operations, financial condition, and business performance.

Agreement with Trabus Technologies

On August 7, 2023, we entered into an agreement with Trabus to utilize Trabus’ algorithms for artificial intelligence (“AI”) and machine learning (“ML”) to facilitate the development of our gunshot detection and other smart sensors. Our agreement with Trabus also addresses the Prototype to be developed for the Pilot Program to be offered to TXShare Program members in the second or third quarter of 2025, which is expected to include our gunshot detection technology.

Agreement with Lemko Corporation

On October 24, 2023, Wytec entered into an agreement with Lemko in order to provide the wireless gateway and to enhance our LPN-16 technology in conjunction with our development of an integrated solution to supplement our in-building solution. We plan to include our gunshot detection and drug sensing technology solutions, utilizing the algorithms currently being developed by Trabus with Lemko’s private LTE networking capabilities, which use the latest FCC CBRS, serving as a wireless communications channel. This allows a “private network solution” in order to prevent radio interference from competing carrier transmissions.

Competition

There are numerous existing and commercially available methods of providing both small cell technology and high-speed Internet to multi-tenant commercial and residential units. This makes the telecommunications industry highly competitive, rapidly evolving, and subject to rapid technological changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share in the highly competitive 5G market. We believe the principal competitive factor affecting our lines of business include not only the “neutral host” feature of LPN-16 allowing multiple carriers to host on one small cell, but the recent development of Wytec’s gunshot detection and drug sensing technology of which there is less competition. Additionally, Wytec’s business model invokes a public private partnership strategy with local government through its relationship with cities interested in providing support to its school districts. We believe this has placed Wytec in a unique position.

Competition by Service (Internet). There are a substantial number of local, regional, and national residential and commercial Internet Service Providers (“ISPs”) hosting data, voice, and texting services in the United States. Publicly traded brands such AT&T, Verizon, T-Mobile, Sprint, Cox Communications, Spectrum, Comcast, and Tower Stream all provide both commercial and/or residential cellular and wired Internet services. We believe our competitive advantage is our smart-sensor technology, in particular our gunshot detection and drug sensing technology, which we believe is superior to other solutions currently available on the market and for which we have received a notice of allowance from the USPTO regarding our patent application.

Wytec’s focus in not to compete with larger providers delivering 5G services, but to provide accelerated access to utility poles thereby allowing these larger providers to give a better 5G experience to their customers. Additionally, we believe that next generation IoT solutions will require the benefit of neutral host small cells with reduced latency essential for IoT services related to public safety, including newer threats facing the United States such as cyber security of the electric grid and other utilities.

Competition for Tower Site Location Rentals (Access). For the deployment of Wytec’s small cell, adequate access to rights-of-way on buildings and utility poles is necessary. There are a number of other local, regional, and national parties interested in building/utility pole space access. This includes the equipment used by various public utilities, including electric utilities, major cellular carriers, fiber optic companies, and cable companies, and may also include equipment placed by the municipality for public safety. We believe Wytec’s unique PPP program allows budget challenged utility companies to receive much needed funding to support 5G initiatives.

Intellectual Property

In October 2017, Wytec was granted a patent for its LPN-16 technology by the USPTO, patent number 9,807,032. In December of 2020, Wytec was granted a second patent for additional claims to its LPN-16 and device by the USPTO, patent number 10868775 B2. In October 2023, Wytec filed a provisional patent application related to upgrading its LPN-16 software to include AI, ML, and encryption technologies capable of detecting gunshot sound, motion, and chemicals. In October 2024, we split the provisional patent into four separate patent applications, one of which we filed with the USPTO (“Smart Sensor System for Threat Detection,” filed as U.S. Application No. 18/902,824, describing a process for firearm discharge detection using multiple machine learning models) and all four of which we filed with the PCT. In January 2025, we received notice of allowance for the patent we filed with the USPTO. We expect to file patent applications for the other three, including (1) “Smart Sensor System for Threat Detection and Method Thereof,” which outlines a system and method for detecting and communicating threats using various communication protocols, (2) “Threat Detection System Employing Multiple Models,” which focuses on artificial intelligence processes performed by an intelligent computing node that utilizes dataset models for firearm discharge detection in both sterile and noisy environments, and (3) Smart Sensor System and Method for Threat Detection and Response Based on Detection of a Vocal Phrase,” which centers on a smart sensor system and method for threat detection based on vocal phrase recognition, with the USPTO in 2025. We may be subject to legal proceedings and claims in the ordinary course of business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or curtail our product and service offerings. We may also need to redesign some of our products or services to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could adversely affect our business.

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

Employees

As of December 31, 2024, we have four full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees. Assuming we can earn additional revenue through organic growth, acquisitions and strategic alliances during 2025, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Our Link program was terminated, and we may have liability with respect to the remaining outstanding Links. Through January 2016, Wytec had been relying primarily on the sale of registered links and related equipment and services (“Links”) through Wylink, Inc., a former wholly owned subsidiary which we dissolved in 2020, for revenue and working capital. Wylink terminated the offer and sale of Links in January 2016, except for two sales in July 2016. From June 2016 to December 2017, Wytec had been offering to buy back Links in consideration for the issuance of its Series B Preferred Stock and warrants at $3.00 per unit (i.e., one share of Series B Preferred Stock and one warrant exercisable at $1.50 per share until December 31, 2018). Subsequently, in 2018, 2019 and 2022, Wytec has been making exchange offers for Links by offering shares of common stock and warrants for them. As of December 31, 2024, we had repurchased all but 22 outstanding Links that currently remain with third party owners. Those outstanding Links include 8 that are activated and 14 that are not yet and may not be activated. We are generally retaining activated (“live”) Links that are repurchased by us and letting pending Links lapse for the present. Once Links were sold, Wytec incurred substantial costs to provide equipment and make related lease payments on activated Links. We have recently shifted its focus to in-building cellular and private LTE services, respectively, and to its patented LPN-16 technology. Consequently, we do not plan to sell, lease, use, or activate any additional Links. Wytec has executed a plan to repurchase the Links connected to its registered Link program and in the process of purchasing the remaining 22 links in order to strengthen our balance sheet by having holders exchange them for equity. We may offer Link holders the opportunity to exchange such Links based on the reference price. We have recorded a current liability for “other payables” on our balance sheet for the remaining outstanding Links of $895,000 of which a total of $560,000 of the Links have been converted into common stock as of December 31, 2024, which results in an outstanding other payable balance of $335,000, We cannot assure that we will be able to retire the rest of the outstanding Links, or that we will not have claims asserted by Link holders against us for forced activations and lease renewals or refunds.

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

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers. Laredo ISD generated approximately 77% of our revenue during the year ended December 31, 2024 and 88% of revenue during the year ended December 31, 2023. Although we have preferred vendor status with the CTPA of which Laredo is a member, along with over 200 other school districts in Texas, the high concentration of revenue from a limited number of customers creates a risk that our revenue may decrease substantially if we were to lose any significant customer. We cannot assure that our current main customers will continue to purchase our products and services in the future.

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

Our ability to protect our intellectual property is uncertain. We assigned our five patents to our former subsidiary, Wytec, LLC, which was then managed and 50% owned by General Patent Corporation. General Patent Corporation (“GPC”), the oldest patent enforcement firm in the United States, represents clients on patent enforcement rights and licensing transactions on a contingency basis. GPC was the manager of Wytec, LLC until 2017, when it assigned all of its rights in Wytec, LLC back to us. After extensive research and analysis, GPC elected not to assert infringement claims for the patents on behalf of us and itself through Wytec, LLC. All five previous patents prior to 2017 have expired. In 2017, we re-acquired the 50% of Wytec, LLC that we did not already own, and became the manager of it. In 2014, we filed a new provisional patent application for our proprietary LPN-16 data transmission technology. On October 31, 2017, we received our first patent on the LPN-16 (patent number 9,807,032). In December of 2020, Wytec was granted a second patent (patent number 10868775 B2), for our additional claims to our original 2017 patent. In October 2023, we filed a provisional patent to be integrated with our two previous patents while including both AI, ML, and encryption technologies. In October 2024, we split the provisional patent into four separate patent applications, one of which we filed with the USPTO and all four of which we filed with the PCT. Although we have applied for additional patents and may continue to do so in the future, we cannot assure that these patents or any other patents that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected. The current manufacturer of our LPN-16 owns the intellectual property rights to certain software used in the device which has now expired and is no longer usable. Wytec plans to replace the software components with its own proprietary software, for which we filed patent applications in October 2024, designed with AI, ML, and encryption technologies.

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

We cannot provide assurance that we will achieve profitability. We cannot provide assurance that we will be able to operate profitably in the future. Profitability, if any, will depend in part upon our ability to successfully develop and market our proprietary telecommunications technology, and other products and services. We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the need to adequately service and expand our customer base and to maintain and enhance our current services.

We may be exposed to various possible claims relating to our business and we may not have sufficient insurance to fully protect us. We cannot assure that we will not incur uninsured liabilities and losses because of the conduct of our business, even though we currently maintain insurance policies for liability and property insurance coverage, along with workmen’s compensation and related insurance. Should uninsured losses occur, our investors could lose their invested capital.

We may incur additional indebtedness. We cannot assure that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We currently have debt as of December 31, 2024 of $730,000 of promissory notes due and payable on various dates through December 2025 and $615,000 of convertible promissory notes due and payable through December 2025.

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

Risks Related to Our Common Stock

Shares of our common stock are thinly traded, the price may not reflect our value, there is no assurance that there will be an active market for our shares of common stock either now or in the future, and our stock price may fluctuate significantly. Shares of our common stock are thinly traded on the OTCQB Market, and the price, if traded, may not reflect our value. An active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price and trading volume being depressed or volatile. We cannot predict the prices at which our common stock may trade. The market price of the common stock may fluctuate widely and decline, depending on many factors, some of which may be beyond our control.

If our common stock remains subject to the Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our common stock is not listed on a national securities exchange and has a market price per share of less than $5.00. Accordingly, transactions in our common stock are subject to the SEC’s “penny stock” rules. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. If our common stock remains subject to the penny stock rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock. In addition to the penny stock rules described above, the Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

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

Item 2. Properties.

We currently lease approximately 3,395 square feet of office space at 19206 Huebner Road, Suite 202, San Antonio, Texas 78258 and 2,210 square feet of office space at 19206 Huebner Road, Suite 201, San Antonio, Texas 78258 for approximately $6,100 per month on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

On July 30, 2024, we received our permission for quotation on the OTCQB market under the symbol “WYTC.” Prior to receiving our acceptance for trading, there was no public market for our common stock.

As of March 20, 2025, there were approximately 878 holders of record of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We can give no assurances that we will ever have excess funds available to pay dividends.

Common Stock

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

As of March 20, 2025, there were 878 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown, and we had 16,750,730 shares of common stock issued and outstanding.

Equity Compensation Plan and Information

In November 2023, the board of directors of the Company approved a compensation plan for the directors of the Company pursuant to which each quarter each director will receive the share equivalent of $18,750 of the Company’s common stock in consideration for such director’s valuable services as a director of the Company (i) based on the most recent valuation report received by the Company for its common stock if the Company’s common stock is not quoted on the NASDAQ Capital Market or equivalent or higher public securities trading market (each a “Trading Market”) during the applicable quarter or (ii) based on the average closing price that is quoted on a Trading Market (if more than one, the one with the then highest trading volume) during the applicable quarter if the Company’s common stock is quoted on a Trading Market at any time during applicable quarter. For services provided during 2024 each director received a total of 15,000 shares of the Company’s common stock.

In July 2024, the director of operations and corporate secretary of the Company received 25,000 common stock purchase warrants exercisable on a cash or cashless basis at an exercise price of $5.00 per until December 31, 2025 in consideration for her services to the Company.

We have not yet, but may in the future, establish a management equity incentive plan pursuant to which stock options and restricted stock awards may be authorized and granted to the executive officers, directors, employees, and key consultants of Wytec.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2024, the Company issued a total of $310,000 of 9.5% secured convertible promissory notes (the “2024 Notes”) to a total of six investors, including $75,000 of 2024 Notes to a director of the Company pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The 2024 Notes together with all accrued and unpaid interest are payable on or before December 31, 2025 and are secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets.

In December 2024, the Company issued a total of 18,750 shares of common stock to the Company’s five directors as compensation for services rendered during the third quarter of 2024 in accordance with Rule 506(b) of Regulation D of the Securities Act.

Purchases of Equity Securities by Issuer

None.

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

Overview of Current Operations

Wytec is a designer and developer of small cell technology and wide area networks designed to support 5G network deployments across the United States. Currently we offer in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution “private LTE” solutions utilizing agreements with multiple vendors and a channel agreement with Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors across the world. Concurrently, Wytec is the owner of patented small cell technology, known as the “LPN-16,” designed to support a dense neutral host citywide 5G network coverage. Small cell technology is purported by PricewaterhouseCoopers International Limited to be the key component to 5G deployment.

In August 2023, we entered into an agreement with Trabus to utilize Trabus’ algorithms for AI, and ML to facilitate the development of our gunshot detection and other smart sensors. Our agreement with Trabus also addresses the prototype to be developed for the Pilot Program to be offered to TXShare Program members in the second or third quarter of 2025, which is expected to include our gunshot detection technology.

In October 2023, we entered into an agreement with Lemko to provide the wireless gateway and to enhance our LPN-16 technology in conjunction with our development of an integrated solution to supplement our in-building solution, including our gunshot detection and drug sensing solutions, utilizing the algorithms currently being developed by Trabus with Lemko’s small cells serving as a wireless communications channel. The Pilot Program is expected to utilize Lemko’s small cell technology employing the latest FCC CBRS radio with our in-building cellular services.

In October 2023, we filed a provisional patent the USPTO for our smart-sensor technology. In October 2024, we split the provisional patent into four separate patent applications, one of which we filed with the USPTO (“Smart Sensor System for Threat Detection,” filed as U.S. Application No. 18/902,824, describing a process for firearm discharge detection using multiple machine learning models) and all four of which we filed with the PCT. In January 2025, we received notice of allowance for the patent we filed with the USPTO. We expect to file patent applications for the other three with the USPTO in 2025. With these additional patents we anticipate that we will be able to adapt our technology to different service industries.

We expect 5G to have a transformative impact on the economy and we believe that 5G citywide deployments will rely substantially on small cell technology to facilitate this impact. We believe our enhanced LPN-16 technology with our recent addition of AI and ML can solve many of the long-term challenges faced by operators needing access to implement their 5G initiatives. It can also assist cities challenged with on-going technology upgrades, network growth demands, political hurdles, and new business models needed to realize the benefits of a 5G network. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the standards for 5G deployment and, for operator needs, adheres to the FCC policy initiatives addressing public safety and First Responder initiatives. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple providers. The LPN-16 was specifically designed to support neutral host features and performance. The FCC’s goal of “shared use” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs, and promote access to infrastructure which reduces barriers to deployment and incentivize the sharing of resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We have implemented an aggressive intellectual property strategy and continue to pursue patent protection for new innovations. In addition to the LPN-16 covered by our current patent, we have identified additional upgrades and additions to the LPN-16 which further tie it to the goals and timelines of Wytec’s 5G development business model, FCC policy initiatives, and customer business usage which we believe could lead to additional patentable property. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core values of the Company.

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

Stock Based Compensation and Warrant Award: The Company measures stock-based compensation expense for stock and warrant awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of warrants using the Black-Scholes valuation model and the simplified method and recognizes expense using the straight-line attribution approach.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the warrants and stock price volatility. The Company previously engaged valuation specialists to assist with determining the fair value of our common stock prior to being listed on the OTCQB market in August 2024. The Company provided the specialist with judgmental inputs and assumptions such as cash flow projections and future results of operations to the specialist. After July 30, 2024 and being listed for trading on the OTCQB market, the fair value of the Company’s common stock is valued at the OTCQB market trading value.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues for the year ended December 31, 2024 were $131,077 compared to revenues of $255,634 for the year ended December 31, 2023, which resulted in a decrease of $124,557, or 49%. Our revenues decreased in 2024 compared to 2023 due to a decrease in revenue from our Cel-Fi services. Revenues from the sale and installation of Cel-Fi systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $105,110 in 2024 and $225,388 in 2023, which resulted in a decrease of $120,278. Our revenues decreased from network and other services including fixed wireless services, which totaled $25,967 in 2024 and $30,246 in 2023, representing a decrease of $4,279. The revenue decrease in network services is predominately due to a decrease in monitoring and maintenance services provided.

Cost of sales for the year ended December 31, 2024 was $55,571, a decrease of $115,333 or 67%, from $170,904 for the year ended December 31, 2023. Our cost of sales decreased primarily due to decreased costs related predominately to the decrease in revenues related to our contract with the Laredo ISD.

Selling and general and administrative expenses were $2,755,418 for the year ended December 31, 2024 compared to $2,999,384 for the year ended December 31, 2023, which resulted in a decrease of $241,127 or 8%. The decrease in our selling and general and administrative expenses is largely due to a decrease in stock compensation of $159,952, a decrease in professional fees of $86,120, and a decrease in payroll related expenses of $39,333 which were offset by an increase in marketing and advertising of $43,883. Salaries and wages expenses were $732,962 for the year ended December 31, 2024 compared to $772,295 for the year ended December 31, 2023, which resulted in a decrease of $39,333 or 5%. The decrease in salaries and wages is due to fewer employees employed by the Company during 2024.

Other income (expense) was ($586,551) for the year ended December 31, 2024 compared to ($222,245) for the year ended December 31, 2023, which resulted in an increase in the net expense of $364,306. The increase in the expense was a result of the impairment on loss of investment for $600,000 offset by a decrease in interest expense of $154,110.

Research and development costs were $379,940 for the year ended December 31, 2024 compared to $131,759 of research and development costs for the year ended December 31, 2023, which resulted in an increase of $248,181. The increase in research and development costs is due to an increase in expenses incurred in the development of our LPN-16.

Depreciation expense was $25,964 for the year ended December 31, 2024 compared to $42,355 for the year ended December 31, 2023, resulting in a decrease of $16,391 or 39%. The decrease in depreciation expense is principally due to fewer asset additions in the last two to three years.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of December 31, 2024, we had a working capital deficit of $2,358,251. The $335,000 other payable account balance at December 31, 2024 and 2023, represents Link sales that have been funded by customers, for which the Company no longer expects to fulfill the related obligations to justify presenting as deferred revenue. The Company intends to relieve the liability through a combination of exchanges for common stock and cash.

We estimate that we could need approximately $4,200,000 of capital or financing over the next twelve months to fund our planned operations, including the commercialization of our LPN-16 for supporting our private LTE services and paying down $1,345,000 of existing note payables that is expected to come due in the next twelve months as well as to pay out the $335,000 included in other payables. Until the $335,000 is converted to common stock, the amounts are due on demand and, therefore, while unlikely to be demanded, the monies are included as an outflow over the next twelve months. Additionally, Wytec will look to extend or convert into common stock the debt of $1,345,000 that comes due in 2025, however, until negotiated, it is included as a cash need for the next twelve months. Approximately $2,577,000 of the cash needs relates to operational needs, including paying down current accounts payable of approximately $617,000, accrued interest of $183,715, and $1,776,000 of operations, including research and development expenses, that cannot be extended.

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the year ended December 31, 2024 were $1,704,485 compared to $1,858,322 during the year ended December 31, 2023.

Cash Flow from Investing Activities

In 2024, the Company invested $1,899 in computer equipment. In contrast, our 2023 investing activities consisted of a $600,000 investment in Insurance Resources LLC.

Cash Flow from Financing Activities

Cash flows provided from financing activities during the year ended December 31, 2024 were $1,252,323 compared to $2,929,334 during the year ended December 31, 2023. During the year ended December 31, 2024, we received $668,932 from the exercise of common stock purchase warrants, and during the year ended December 31, 2023, we received $605,865 from the exercise of common stock purchase warrants. During the year ended December 31, 2024, we also obtained debt financing of $605,000 while during the year ended December 31, 2023, we obtained financing of $2,376,515.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2024, our cash balance was $110,699. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

The $335,000 other payable account balance at December 31, 2024 and 2023, represents Link sales that have been funded by customers, for which the Company no longer expects to fulfill the related obligations to justify presenting as deferred revenue. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $34,781,581 at December 31, 2024, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through December 31, 2024 and which are not yet effective. The following is a list of pronouncements that the Company has or will adopt:

On December 14, 2023, FASB issued ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740). The new standard was issued with the intent of expanding income tax expense presentation and note disclosure requirements. The new standard becomes effective on January 1, 2025, but the Company does not expect the standard to have a significant impact on the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

WYTEC INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wytec International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wytec International, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes to the financial statements (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Ridgeland, Mississippi

March __, 2025

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets

Current assets:
Cash	$110,699	$564,760
Employee retention credit receivable	96,263	–
Inventory	30,041	30,303
Total current assets	237,003	595,063

Property and equipment, net	2,140	26,205
Investment in limited liability company	–	600,000
Operating lease, right-of-use assets	84,427	–

Total assets	$323,570	$1,221,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$493,651	$391,104
Accounts payable, related party	341,871	253,771
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	72,583	–
Contract liability	7,149	21,394
Notes payable	–	21,609
Convertible promissory notes	615,000	364,515
Promissory notes, shareholders	730,000	710,000
Total current liabilities	2,595,254	2,097,393

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	12,844	–
Total long-term liabilities	12,844	–

Total liabilities	2,608,098	2,097,393

Commitments and contingencies (See Note N)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at December 31, 2024 and 2023	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at December 31, 2024 and 2023	45	45
Series C convertible preferred stock, par value $0.001 per share, 1,000 shares designated, 0 and 1,000 shares issued and outstanding at December 31, 2024 and 2023	–	1
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 16,751,980 and 13,288,692 shares issued and outstanding at December 31, 2024 and 2023	16,752	13,287
Additional paid-in capital	32,725,656	30,558,906
Accumulated deficit	(34,781,581)	(31,109,214)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	93,750	–
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares and 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares and 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,284,528)	(876,125)

Total liabilities and stockholders' deficit	$323,570	$1,221,268

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

Revenues	$131,077	$255,634
Cost of revenues	55,571	170,904

Gross profit	75,506	84,730

Expenses:
Selling, general, and administrative	2,755,418	2,999,384
Research and development	379,940	131,759
Depreciation and amortization	25,964	42,355
Operating expenses, net	3,161,322	3,173,498

Net operating loss	(3,085,816)	(3,088,768)

Other income (expense):
Other income	96,263	14,679
Interest expense	(82,814)	(236,924)
Impairment loss on investment	(600,000)	–
Total other expense	(586,551)	(222,245)

Net loss	$(3,672,367)	$(3,311,013)

Weighted average number of common shares outstanding - basic and fully diluted	14,894,972	12,278,022

Net loss per share - basic and fully diluted	$(0.25)	$(0.27)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A		Class B		Class C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	100,000	$100	44,535	$45	1,000	$1	12,195,166	$12,194

Conversion of note payable into common stock	–	–	–	–	–	–	683,145	683

Cancellation of subscription payable	–	–	–	–	–	–	–	–

Warrants exercised for cash	–	–	–	–	–	–	121,173	121

Cashless warrants exercised	–	–	–	–	–	–	20,913	21

Extension of warrants	–	–	–	–	–	–	–	–

Warrants issued as compensation	–	–	–	–	–	–	–	–

Stock issued for board member compensation	–	–	–	–	–	–	268,295	268

Net loss for the year ended December 31, 2023	–	–	–	–	–	–	–	–

Balance, December 31, 2023	100,000	100	44,535	45	1,000	1	13,288,692	13,287

Conversion of note payable into common stock	–	–	–	–	–	–	70,961	71

Warrants exercised for cash	–	–	–	–	–	–	133,787	135

Cashless warrant exercised	–	–	–	–	–	–	46,250	47

Extension of warrants	–	–	–	–	–	–	–	–

Conversion of series C stock for common stock	–	–	–	–	(1,000)	(1)	3,000,000	3,000

Stock issued for board member compensation	–	–	–	–	–	–	56,250	56

Stock issued to existing holders	–	–	–	–	–	–	154,840	155

Stock issued as compensation	–	–	–	–	–	–	1,200	1

Warrants issued as compensation	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2024	–	–	–	–	–	–	–	–

Balance, December 31, 2024	100,000	$100	44,535	$45	–	$–	16,751,980	$16,752

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

	Class A Preferred		Class B Preferred		Additional				Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Deficit	(Deficit)
Balance, January 1, 2023	100,000	$(179,368)	44,535	$(79,882)	$25,118,099	$(80,000)	$25,400	$(27,798,201)	$(2,981,612)

Conversion of note payable into common stock	–	–	–	–	3,409,776	–	–	–	3,410,459

Cancellation of subscription payable	–	–	–	–	–	–	(25,400)	–	(25,400)

Warrants exercised for cash	–	–	–	–	605,744	–	–	–	605,865

Cashless warrants exercised	–	–	–	–	(21)	–	–	–	–

Extension of warrants	–	–	–	–	3,471	–	–	–	3,471

Warrants issued as compensation	–	–	–	–	38,611	–	–	–	38,611

Stock issued for board member compensation	–	–	–	–	1,383,226	–	–	–	1,383,494

Net loss for the year ended December 31, 2023	–	–	–	–	–	–	–	(3,311,013)	(3,311,013)

Balance, December 31, 2023	100,000	(179,368)	44,535	(79,882)	30,558,906	(80,000)	–	(31,109,214)	(876,125)

Conversion of note payable into common stock	–	–	–	–	354,734	–	–	–	354,805

Warrants exercised for cash	–	–	–	–	668,798	–	–	–	668,933

Cashless warrant exercised	–	–	–	–	(47)	–	–	–	–

Extension of warrants	–	–	–	–	45,775	–	–	–	45,775

Conversion of series C stock for common stock	–	–	–	–	(2,999)	–	–	–	–

Stock issued for board member compensation	–	–	–	–	281,197	–	93,750	–	375,003

Stock issued to existing holders	–	–	–	–	774,045	–	–	–	774,200

Stock issued as compensation	–	–	–	–	3,359	–	–	–	3,360

Warrants issued as compensation	–	–	–	–	41,888	–	–	–	41,888

Net loss for the year ended December 31, 2024	–	–	–	–	–	–	–	(3,672,367)	(3,672,367)

Balance, December 31, 2024	100,000	$(179,368)	44,535	$(79,882)	$32,725,656	$(80,000)	$93,750	$(34,781,581)	$(2,284,528)

See accompanying notes to the financial statements.

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(3,672,367)	$(3,311,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,964	42,355
Reversal of stock-based compensation	–	(25,400)
Warrant expense	87,663	42,082
Stock-based compensation	1,152,563	1,383,493
Non-cash lease expense	55,934	12,280
Impairment of investment	600,000	–
Decrease (increase) in operating assets
Accounts receivable	–	1,500
Employee retention credit receivable	(96,263)	–
Inventory	262	65,636
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	122,838	(57,700)
Accounts payable, related party	88,100	(17,738)
Contract liability	(14,245)	18,559
Operating lease liability	(54,934)	(12,376)
Net cash used in operating activities	(1,704,485)	(1,858,322)

Cash flows from investing activities
Purchase of investment	–	(600,000)
Purchase of equipment	(1,899)	–
Net cash used in investing activities	(1,899)	(600,000)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	20,000	25,000
Proceeds from issuance of convertible promissory notes	585,000	2,351,515
Payments on promissory notes, shareholders	–	(25,000)
Payments on notes payable	(21,609)	(28,046)
Proceeds from exercise of warrants	668,932	605,865
Net cash provided by financing activities	1,252,323	2,929,334

Net decrease in cash	(454,061)	471,012
Cash - beginning of period	564,760	93,748
Cash - end of period	$110,699	$564,760

Supplemental disclosures:
Interest paid	$7,813	$8,727

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$354,805	$3,410,459
ROU assets and operating lease obligations recognized	$140,361	$–

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems which management believes have an alternative use is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During 2024 and 2023, all sales and installation revenue was recognized when the installation was completed.

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

Cash: The Company considers all bank deposits and short-term securities with an original purchase maturity of three months or less to be cash equivalents.

Inventory: Inventory is stated at the lower of cost and selling price less costs to complete and sell. Specific identification is used to track inventory and record cost of goods sold when the inventory is sold.

Allowance for Credit Losses: The allowance for credit losses is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. No allowance for trade accounts receivable was determined to be necessary at December 31, 2024 and December 31, 2023.

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

Stock Based Compensation and Warrant Awards: The Company measures stock-based compensation expense for stock and warrant awards at the grant date, based on the fair value-based measurement of the award, and the expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. The Company calculates the fair value-based measurement of warrants using the Black-Scholes valuation model and the simplified method and recognizes expense using the straight-line attribution approach.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the warrants and stock price volatility. The Company previously engaged valuation specialists to assist with determining the fair value of our common stock prior to being listed on the OTCQB market in August 2024. The Company provided the specialist with judgmental inputs and assumptions such as cash flow projections and future results of operations to the specialist. After July 30, 2024 and being listed for trading on the OTCQB market, the fair value of the Company’s common stock is valued at the OTCQB market trading value.

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

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

Cost Method Investment: Investments made by the Company are currently classified as cost method investment, or investments that do not hold any significant influence or control and do not have a readily-determinable fair value. As the investment does not have a readily-determinable fair value and as the investment is not into an investment fund, the measurement alternate approach, in accordance with ASC 321, is used to measure the fair value of the investment. The measurement alternate approach is defined as cost, less impairment, adjusted (increased or decreased) for information about fair value of the investment from observable price changes, whenever those occur. During the year ended December 31, 2024, the Company’s investment in Insurance Resources, LLC was considered impaired and a loss on impairment was recognized for $600,000. Toward the end of 2024, Insurance Resource, LLC noted that all subsidiaries of Ngena, Inc. ceased operations, and the only revenue-generating entity became insolvent, ultimately being sold as part of the insolvency process. Consequently, all awarded contracts were halted by the insolvency agency. Therefore, there are no investments from Insurance Resources, LLC that appear to be operational or generating any revenue opportunities. The Company’s investment is considered permanently impaired, with no future cash flows expected. The impairment loss reduced the investment in limited liability company line item in the balance sheet, decreasing total assets by $600,000.  Additionally, the impairment was recorded as an other expense in the statement of operation for the year ended December 31, 2024 as an impairment loss on investment for $600,000.

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

Income (loss) per share: Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Diluted income (loss) per common share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. Potentially dilutive shares of common stock will be excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Use of Estimates: The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the stock-based compensation expense for warrants issued for services (see Note I for further details on estimates used to calculate warrant expense). Actual results could differ from those estimates.

New Accounting Standards:

On December 14, 2023, FASB issued ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740). The new standard was issued with the intent of expanding income tax expense presentation and note disclosure requirements. The new standard becomes effective on January 1, 2025, but the Company does not expect the standard to have a significant impact on the Company’s financial statements.

NOTE B – GOING CONCERN

The financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $34,781,581 at December 31, 2024, and reported cash used by operations of $1,704,485 and working capital deficit of $2,358,251 as of and for the year ended December 31, 2024, all of which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

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

NOTE C – REVENUES AND ACCOUNTS RECEIVABLE

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

Timing of Revenue Recognition

	For the Year Ended
	December 31,	December 31,
	2024	2023

Point in Time	$105,110	$225,388
Over Time	25,967	30,246
	$131,077	$255,634

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $105,110 in 2024 and $225,388 in 2023. The contracts for the sale of in-building cellular systems generally include the performance obligation to sale and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $77,410 in 2024 and $156,398 in 2023. The amount of revenue earned related to installation and other services was $27,700 in 2024 and $68,990 in 2023. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $25,967 in 2024 and $30,246 in 2023. Network service revenues are recognized each month as services are rendered.

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

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of December 31, 2024 that the Company expects to recognize over the next year is $7,149.

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

NOTE D – INVESTMENT IN LIMITED LIABILITY COMPANY

The Company made an investment into another company in the amount of $600,000 during the year ended December 31, 2023 for a total ownership percent of 0.56%. The investment is classified as a cost method investment as the fair value of the investment is not readily- determinable. The investment is valued as cost, less impairment, adjusted for any observable price changes. For the year ended December 31, 2024, there were no dividends received and the Company determined that the investment was fully impaired at December 31, 2024, resulting in a loss on impairment of $600,000. Toward the end of 2024, Insurance Resource, LLC noted that all subsidiaries of Ngena, Inc. ceased operations, and the only revenue-generating entity became insolvent, ultimately being sold as part of the insolvency process. Consequently, all awarded contracts were halted by the insolvency agency. Therefore, there are no investments from Insurance Resources, LLC that appear to be operational or generating any revenue opportunities. The Company’s investment is considered permanently impaired, with no future cash flows expected. The impairment loss reduced the investment in limited liability company line item in the balance sheet, decreasing total assets by $600,000. Additionally, the impairment was recorded as an other expense in the statement of operations for year ended December 31, 2024 as an impairment loss on investment for $600,000.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2024	2023
Telecommunications equipment and computers	$299,885	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,325
Less: Accumulated depreciation	(330,579)	(306,868)
Property and equipment, net	$2,140	$26,205

Depreciation expense for the year ended December 31, 2024 and 2023 was $25,964 and $42,355, respectively.

NOTE F – DEBT

	December 31,	December 31,
	2024	2023
Notes payable to a financial institution, at 8.75% per annum, with the equipment purchased pledged as collateral and varying due dates through November 2024	$–	$21,609

Unsecured promissory note payable to a director of the Company, at 7% per annum, due in August 2025	625,000	625,000

Unsecured promissory note payable to president of the Company, at 5% per annum, due in April 2025	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	55,000	364,515

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	560,000	–

Unsecured convertible promissory note payable to a shareholder, at 9.5% per annum, due on June 30, 2025	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on March 31, 2025	25,000	25,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in October 2025	10,000	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in December 2025	10,000	–
Total	$1,345,000	$1,096,124

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Mr. Christopher Stuart, a director of the Company, initially due in August 2021 (the “$625,000 Note”). The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months, nine times, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised eight extensions extending the maturity date of the note to August 13, 2025.

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note bearing simple interest at a rate of 5% per annum initially due on October 21, 2022. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The Company has exercised one extension extending the maturity date of the note to April 21, 2025.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2023 Offering”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“2023 Noteholders”) will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of December 31, 2024, the Company has issued a total of $2,289,515 of 2023 Notes pursuant to this offering, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2024. In December 2024, the maturity date of the remaining $55,000 of 2023 Notes held by two investors was extended to December 31, 2025 in consideration for extending the expiration date of the 2023 Warrants, if issued, to December 31, 2025.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of December 31, 2024, the Company issued a total of $585,000 of 2024 Notes pursuant to this offering, including $50,000 of which was purchased by Mr. Christopher Stuart, a director of the Company, and $25,000 of which was converted into common stock and 2024 Warrants during the year ended December 31, 2024.

In October 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note due on October 28, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In December 2024, we amended an unsecured promissory note issued to one investor in the amount of $50,000 bearing simple interest at a rate of 9.5%, due on December 31, 2024, in order to extend the maturity date of the note by allowing the Company to extend the maturity date of the note by five additional six month periods instead of two additional six month periods in consideration for permitting the optional conversion of the note into shares of the Company’s common stock and the possible issuance of warrants to purchase shares of the Company’s common stock if the note is converted on or before December 31, 2025. The Company has exercised three extensions extending the maturity date of the note to June 30, 2025.

In December 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note due on December 9, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

Future minimum payments consist of the following:

December 31,
2025	$1,345,000
Total future payments	$1,345,000

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

NOTE H – LEASES

Short Term Leases

The Company previously leased facilities on a month-to-month basis through February 29, 2024. Total lease expense related to short term leases for the year ended December 31, 2024 and 2023, totaled $12,200 and $73,200, respectively.

Operating Leases

The Company leases its office space and leased data centers under operating leases. The leases for the data centers were cancelled as of June 20, 2023. For the year ended December 31, 2024 and 2023, operating lease expense under these leases was $64,000 and $5,355, respectively.

The remaining weighted average lease term is 1.17 years and the weighted average discount rate is 9.5% as of December 31, 2024.

Future minimum lease payments as of December 31, 2024 are as follows:

2025	$77,600
2026	13,000
Total minimum lease payments	90,600
Less: imputed interest	(5,173)
Present value of minimum lease payments	85,427
Less: current portion of lease obligation	72,583
Long-term lease obligation	$12,844

NOTE I – WARRANTS

The Company has common stock purchase warrants outstanding at December 31, 2024 to purchase 2,268,535 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 64,606 are exercisable for cash at an exercise price of $5.00 per share, 5,005 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets, and 106,424 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00 before July 30, 2024 and at trading value after being listed on July 30, 2024. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 27.72% to 37.58% and risk-free rates 4.50% to 5.54% in the period.

During June 2023, the Company issued 10,879 common stock purchase warrants (“Warrants”) pursuant to its offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “2022 Offering”), and 10,000 2023 Warrants along with 20,879 shares of common stock upon the conversion of a total of $104,386 of Notes, 2023 Notes, and accrued interest. The total value of the Warrants and 2023 Warrants, which $14,667 and was recorded as additional paid in capital.

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

In January 2024, the Company extended the expiration date of 2,000,000 common stock purchase warrants owned by the president of the Company, to December 31, 2025. Due to the modification of the warrants, the difference between the fair value of the modified warrants and the fair value of the warrants immediately before the modification was recorded as a warrant expense, which was only applicable to service warrants. The total incremental increase in the warrants was $47,262.

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

In May 2024, the Company made an offer to existing warrant holders who obtained their warrants upon the conversion of their 9.5% convertible promissory notes pursuant to which such warrant holders who agreed, on or before May 31, 2024, to exercise at least 50% of their warrants on or before June 30, 2024 would receive (i) an extension of the expiration date of the balance of such warrants to December 31, 2025; (ii) removal of the following language related to the exercise price of the warrants “provided, that ten (10) days after the common stock of the Company commences trading on a public securities trading market, the amount per Share shall thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price of the Company’s common stock, as quoted on the public securities trading market on which the Company’s common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise;” and (iii) payment of the legal expense to remove the 144 legend, after the applicable holding period, for both the shares issuable upon the exercise of such warrants and the shares issued upon the conversion of their 9.5% convertible promissory notes. Pursuant to this offer, in May 2024, the Company issued a total of 71,723 shares of the Company’s common stock upon the exercise of 35,306 2023 Warrants and 35,617 other common stock purchase warrants by a total of eight investors, including ERI, at an exercise price of $5.00 per share for total proceeds of $354,615 and extended the expiration date to December 31, 2025 and adjusted the exercise price to $5.00 per share of 35,306 2023 Warrants and 35,616 other common stock purchase warrants. The fair value of the modifications to the warrants was $50,553 and has been recorded as additional paid-in-capital, net of equity issuance costs of the same amount which resulted in a net effect of zero.

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

In December 2024, the Company extended the expiration date of 123,924 common stock purchase warrants owned by Mr. Christopher Stuart from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

The following is a summary of activity and outstanding common stock warrants:

Number of Warrants
Balance, December 31, 2023	2,925,596

Warrants granted	120,961
Warrants exercised	(459,541)
Warrants expired/cancelled	(318,481)

Balance, December 31, 2024	2,268,535

Exercisable, December 31, 2024	2,268,535

As of December 31, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 1.01 years. As of December 31, 2024 and 2023, the warrants have a weighted average exercise price of $1.47 and $2.19, respectively.

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

The holders of the series C preferred stock are not entitled to any dividends. Holders of the series C preferred stock have no conversion rights. The shares of the series C preferred stock shall be automatically redeemed by us at their par value of $0.001 per share on the date that Mr. Gray ceases, for any reason, to serve as officer, director or consultant of Wytec. A holder of the series C preferred stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. The holders of the Series C preferred stock are not entitled to any liquidation preference. In August 2024, in accordance with that certain exchange agreement, dated October 6, 2022, as amended on November 15, 2022 and on July 30, 2024, 3,000,000 shares of common stock were issued to the president of the Company in exchange for the 1,000 shares of Series C Preferred Stock owed by him. As of August 2024, there are no shares of series C preferred stock issued and outstanding.

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

During November 2024, the Company issued a total of 1,200 shares of common stock to one vendor for services rendered for total stock compensation recorded of $3,360.

During the year ended December 31, 2024, the Company issued a total of 56,250 shares to the Company’s directors as compensation valued at $281,250 for services performed during 2024 with an additional $93,750 recorded as compensation for an additional 18,750 shares accrued for at year end December 31, 2024.

NOTE K – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$5,796,053	$4,837,614
Other	624,307	719,907
Less: Valuation allowance	(6,420,360)	(5,557,521)

Net deferred tax assets	$–	$–

The Company has net operating loss carry forwards for tax purposes of approximately $27.6 million as of December 31, 2024 that begin to expire in the year 2032. Management has reviewed its net deferred tax asset position, and due to the history of operating losses has determined that the application of a full valuation allowance against its net deferred tax asset at December 31, 2024 and December 31, 2023 is warranted. The net operating loss carryforwards may be further limited by change in control provisions that have not been evaluated. As of December 31, 2024, the Company had not accrued any interest or penalties related to uncertain tax positions. Tax returns filed for the years 2021 through 2024 are open for examination by taxing authorities.

The Company does not have a liability for state taxes at either December 31, 2024 or December 31, 2023.

The federal income tax benefit expected by the application of the corporate income tax rates to pre-tax net loss differs from the actual benefit recognized due to the valuation allowance recorded for 2024 and 2023.

The U.S. Statutory Tax Rate is 21%. See below table for the effective tax rate reconciliation:

	December 31,	December 31,
	2024	2023
Pre-tax GAAP loss at U.S. Statutory rate	$(862,839)	$(570,117)
Change in valuation allowance	862,839	570,117

Income tax expense	$–	$–

NOTE L – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of December 31, 2024 and 2023. The Company incurred expense of $-0- and 15,287 with Richardson & Associates as of the years ended December 31, 2024 and 2023, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. The expiration date of these warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 22,159 shares.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The expiration date of the warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 34,623 shares. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The expiration date of the remaining 4,375 common stock purchase warrants was extended to January 31, 2024, and in January 2024 ERI exercised these warrants on a cashless basis for a total of 2,424 shares. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to nine times, in the Company’s sole discretion. The Company has exercised eight extensions extending the maturity date of the note to August 13, 2025.

In February 2022, Mr. Stuart purchased for $175,000 the unit, consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In December 2024, the Company extended the expiration date of the 17,500 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement. This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants. In December 2024, the Company extended the expiration date of the 85,784 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

In November and December 2022, we borrowed a total of $150,000 from Mr. Stuart pursuant to unsecured convertible promissory notes, as amended in December 2023, to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on these promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. These notes, along with associated accrued interest, were converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 32,107 shares and 32,107 warrants. The expiration date of these warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 17,786 shares.

In August 2023, Mr. Stuart purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants. In December 2024, the Company extended the expiration date of the 20,640 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

In January 2024, a total of 7,500 warrants acquired by ERI in 2021 were exercised on a cashless basis by ERI for a total of 4,155 shares.

In August 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

In the fourth quarter of 2024, Mr. Stuart purchased $75,000 of 2024 Notes.

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

In December 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on December 9, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of December 31, 2024 for prior consulting services.

NOTE M – CONCENTRATIONS

The Company derived $114,256, 89%, and $224,466, 88%, of revenue in the years ended December 31, 2024 and 2023, respectively, from two customers, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

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

NOTE O – EMPLOYEE RETENTION CREDIT

During the year ended December 31, 2022, the Company applied for an employee retention credit for the third quarter 2021 under the COVID-19 Economic Relief Legislation. During 2024, based on that application, the Company was awarded a total of $96,263 which was included in other income in the accompanying statement of operations and as a receivable in the accompanying balance sheet. The amount was received in 2025.

NOTE P – SUBSEQUENT EVENTS

In January 2025, the president of the Company loaned the Company $15,000 and $20,000 pursuant to two unsecured promissory notes initially due on January 3, 2026 and January 23, 2026, respectively. The notes bear simple interest at a rate of 7% per annum. The maturity dates of the notes may be extended by an additional six months in the sole discretion of the Company up to four times.

In January 2025, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the fourth quarter of 2024, valued at a total of $93,750.

In February 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “2025 Offering”). The 2025 Notes will be payable on or before May 31, 2025 unless extended by the Company for six months up to two times (the “Maturity Date”). The 2025 Notes will automatically be converted into shares of the Company’s common stock at price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes included; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, the noteholders (“Noteholders”) will have the option, on or before the Maturity Date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting Noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025 Warrants”). The 2025 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume. As of March 24, 2025, the Company has issued a total of $488,000 of 2025 Notes pursuant to this offering, including $20,000 of 2025 Notes issued to Mr. Christopher Stuart, a director of the Company.

In February 2025, the Company adopted its Insider Trading Policy.

In March 2025, the Company issued a total of 5,262 2024 Warrants, 25,000 2025 Warrants, and 30,262 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2024 Notes along with $1,308 of accrued interest and $25,000 of 2025 Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2024, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray has concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 for the following reasons.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses, due in part to the limited number of accounting and financial reporting personnel as of December 31, 2024:

(1)	An inability to complete our financial statement close process in a timely and accurate manner.

(2)	An insufficient degree of segregation of duties among our accounting and financial reporting personnel.

(3)	Limited technical competency in review and approval of financial reporting processes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2024 and December 31, 2023 have not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On October 4, 2024, to be effective as of October 1, 2024, Wytec amended its compensation arrangement with Mr. William H. Gray, the chief executive officer, president, and interim chief financial officer of Wytec (the “Amendment”). Pursuant to the Amendment, Mr. Gray’s salary has been increased from $275,000 per year to $425,000 per year in consideration for the valuable services Mr. Gray has performed for Wytec.

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

Name	Age	Position
William H. Gray	74	Chairman of the Board, Chief Executive Officer, President, and interim Chief Financial Officer
Erica Perez	45	Secretary and Director
Robert Sanchez	62	Interim Chief Technology Officer
Robert Cook	78	Director
Christopher Stuart	72	Director
Dr. Samuel Khoury	70	Director

William H. Gray has been the chairman and chief executive officer of Wytec since November 2011, the president of Wytec since April 2020, the interim chief financial officer of Wytec since November 2024, a director of Competitive Companies, Inc., a Nevada corporation and the former parent company of Wytec (“CCI”), since November 2008, and the chief executive officer, president, and chief financial officer of CCI since February 10, 2009. Mr. Gray was the president of Wytec from November 2011 to September 2019, the chief financial officer of Wytec from November 2011 to January 2020, the interim chief financial officer from May 2021 to January 2022, and the corporate secretary of Wytec from November 2011 to April 2014 and again from November 2015 to February 2019. Mr. Gray was the secretary of CCI from February 2009 to April 2014 and again since July 2015. Mr. Gray has over 19 years of experience in the planning, development, and implementation of wide area networks in both wired and wireless configurations. As the president and chief executive officer of Wireless Wisconsin, LLC, a wholly owned subsidiary of CCI, he developed one of the state’s first ISPs to enter into the internet industry by forming and developing a statewide telecommunications network in the state of Wisconsin starting in 1995. Wireless Wisconsin, LLC later became one of the first ISPs to become a competitive local exchange carrier in the state of Wisconsin.

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

Robert Sanchez has been the interim chief technology officer of Wytec since August 2023 and has worked as a consultant to Wytec since June 2023. Since 2022, Mr. Sanchez has worked as an independent consultant to various technology companies, including Pivotal Commware (designing and developing the 5G and IoT protocol between smart repeaters and an Azure based intelligent beam management system), Lemko Corporation (supporting the deployment and integration of software defined 4G/5G wireless systems in the Citizens Broadband Radio System band for a Southern California utility company), and Toyota Motor Corporation (assisting with the deployment of Toyota’s telematics and connected car initiatives). From 2017 to 2021, Mr. Sanchez served as the interim chief technology officer for AppTech Corporation, an innovative Fintech company whose mission is to deliver a better way for businesses to provide their customers with immersive commerce experiences. From October 2006 to July 2017, Mr. Sanchez was the chief executive officer and president of Globaltel Media, Inc., a technology-enabling software firm which was purchased by AppTech Corporation in July 2017. From 1998 to 2006, Mr. Sanchez was an executive (chief executive officer from 1998 to 2001 and vice president and chief architect from 2001 to 2006) with inCode Telecom Group (“inCode”), a San Diego-based consulting firm of over 500 people which he co-founded in 1998. While with inCode, he was responsible for developing technologies and implementing strategies in wireless such as radio frequency modulation schemes, system architectures, and solutions and managing the operations and integration of inCode’s Wireless Technology Lab which was licensed by the Federal Communication Commission to operate in the Personal Communications Service and Multichannel Multipoint Distribution Service bands consisting of wireless infrastructure, core network systems, and operations support system and business support system platforms. From 1990 to 1998, Mr. Sanchez worked for Qualcomm where he led Globalstar’s worldwide system deployment, integration, and test program, was the general manager for the Ancillary Test Products and Optimization Group, and led the initial Code-Division Multiple Access research and development program through concept validation and testing. From 1984 to 1990, he was a staff systems engineer and section head at TRW/Military Electronics and Avionics Division (now Northrop Grumman) managing several defense surveillance systems ranging from high frequency through super high frequency for signals intelligence, communications intelligence, and electronic intelligence networks. From 1982 to 1984, Mr. Sanchez was a systems analyst at General Dynamics/Electronics Division designing simulations and coding software for avionics systems in the Tomahawk cruise missile digital imaging system prior to GPS. Mr. Sanchez received a master’s degree in electrical engineering from the University of Southern California in 1987 and a bachelor’s degree in mathematics from the University of California at San Diego in 1982. In 2006, he was awarded an honorary PhD in humanities from RMTU in the Philippines for his work with World War II veterans.

Robert Cook has been a director and a member and chairman of the Audit Committee of Wytec since January 2024 and was a director and member and chairman of the Audit Committee of Wytec from January 2022 to March 2023. He has over 30 years of executive management experience in a variety of industries. Since May 2020, Mr. Cook has worked as an independent consultant. From 2015 until May 2020, he served as the chief executive officer and chief financial officer of Tecomate Holdings, LLC, a wildlife product and TV production company. From 2013 to 2014, Mr. Cook served as the president and chief financial officer of Solid Green Holdings, a product development and construction firm, in Austin, Texas. From 2011 to 2013, he served as senior director, strategy & implementation at Goodman Networks, in Plano, Texas, a project management and construction company. From 2008 to 2011, he served as senior controls manager for South Texas at Goodman Networks, in San Antonio, Texas. From 2005 to 2007, Mr. Cook served as the president of RCI Consulting in San Antonio, Texas. From 2006 to 2007, he served as the chief financial officer of Conner Steel Products, Ltd, in San Angelo, Texas, an oil and gas equipment manufacturer, where he was responsible for accounting and finance, planning, budgeting, cash management and mergers and acquisitions. From 2002 to 2005, he served as the president and chief executive officer of Amerivision Communications, Inc., a telecom provider, Oklahoma City, Oklahoma. Mr. Cook has also been the chief executive officer of US Intelco Holdings, Inc. (now Verisign), a telecom service company, in Olympia, Washington; the president and chief executive officer of Sevis Systems, a software development company, in San Antonio, Texas; president, chief financial officer, and chief operating officer of Interstellar Telecom in New Braunfels, Texas; vice president, general manager and vice president of business development & government relations for ICG Communications in San Antonio, Texas; and vice president of revenue and chief operating officer of SM Telecorp, a telecom provider, in San Marcos, Texas. Mr. Cook has also served on numerous boards of directors, including; chairman of Sevis Systems (from 1998 to 2020); director of Tecomate Holdings (from 2015 to 2020); director of Interstellar Telecom (from 2001 to 2002); chairman of US Intelco Holdings (from 1990 to 1995); vice chairman of IT Networks (from 1992 to 1995); director of the National Exchange Carrier Association (from 1987 to 1992); chairman of the Texas Exchange Carrier Association (from 1990 to 1992); and director of Alamo City Technologies (from 1990 to 1991). He was also an advisory board member of Zyant Technology (from 2004 to 2005). Mr. Cook received a Bachelor of Business Administration in accounting and finance from Angelo State University in 1974, a Master of Business Administration in management from Angelo State University in 1976, and a Master of Business Administration in accounting from Angelo State University in 1976.

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

Report of the Audit Committee

Our Board’s Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2024 with senior management. The Audit Committee has also discussed with Horne LLP our independent auditor, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from Horne LLP required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board’s Audit Committee concerning independence and have discussed with the independent registered public accounting firm its independence.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the SEC, the following persons filed the following number of transactions on Section 16 beneficial ownership disclosure reports late:

•	Mr. William H. Gray filed Form 4 late with respect to 24 transactions
•	Mr. Robert Cook filed Form 3 late and filed Form 4 late with respect to three transactions.
•	Mr. Christopher Stuart filed Form 3 late and filed Form 4 late with respect to 36 transactions.
•	Dr. Samuel Khoury filed Form 3 late and filed Form 4 late with respect to six transactions.
•	Ms. Erica Perez filed Form 3 late and filed Form 4 late with respect to ten transactions.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Equity Incentive Awards

Our Board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Wytec other than a limited number of stock issuances made to two Named Executives and seven other employees of Wytec in December 2019 and December 2020 and warrant issuances made to one Named Executive in 2018 and to one Named Executive in October 2023 and July 2024 which were not issued pursuant to a formal plan. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees other than health, dental, and life insurance, sick pay, and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We recently established a 401(k) Plan for our Named Executive Officers and other employees. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($23,000 for calendar year 2024). We do not match employee contributions.

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

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2023 and December 31, 2024 for services rendered in all capacities by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position (1)	Year	Salary		Bonus	Stock Awards(2)	Option/ Warrant Awards ($)(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
William H, Gray,	2023	$275,000		$1,000	$910,802	–	$–	$–	$–		$1,186,802
Chief Executive Officer, President and, interim Chief Financial Officer (3)(4)	2024	$306,250	(5)	$–	$56,250	47,262	$–	$–	$–		$409,762

Erica Perez,	2023	$97,000		$1,000	$171,807	60,196	$–	$–	$–		$330,003
Corporate Secretary (6)(7)	2024	$97,000		$1,000	$56,250	19,457	$–	$–	$–		$173,707

Robert Sanchez,	2023	$–		$–	$–	–	$–	$–	$73,800	(8)	$73,800
interim Chief Technology Officer	2024	$–		$–	$–	–	$–	$–	$143,599	(8)	$143,599

Karen Stegall,	2023	$75,000		$1,000	$–	–	$–	$–	$–		$76,000
Former interim Chief Financial Officer (9)	2024	$59,155		$–	$–	–	$–	$–	$–		$59,155

(1)	All current officers serve at will without employment contracts.
(2)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(3)	Mr. Gray stepped down as the interim chief financial officer of Wytec on January 7, 2022. Mr. Gray resumed responsibilities as interim chief financial officer of Wytec on November 5, 2024.
(4)	Mr. Gray received 178,410 shares of the Company’s common stock for his services as a director of the Company from November 8, 2011 to September 30, 2023 and 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023. Mr. Gray received 11,250 shares of the Company’s common stock for his services as a director of the Company during the first three quarters of 2024. This table does not include 3,750 shares of the Company’s common stock Mr. Gray received in January 2025 for his services as a director of the Company during the fourth quarter of 2024.
(5)	In October 2024, Mr. Gray’s salary was increased from $275,000 to $425,000 per year.
(6)	Ms. Perez received 30,611 shares of the Company’s common stock for her services as a director of the Company from September 15, 2021 to September 30, 2023 and 1,673 shares of Company’s common stock for her services as a director of the Company from October 1, 2023 to December 31, 2023. Ms. Perez received 11,250 shares of the Company’s common stock for her services as a director of the Company during the first three quarters of 2024. This table does not include 3,750 shares of the Company’s common stock Ms. Perez received in January 2025 for her services as a director of the Company during the fourth quarter of 2024.
(7)	In consideration for her services as the director of operations of the Company, in October 2023 Ms. Perez received 25,000 common stock purchase warrants with an exercise price of $5.00 per share exercisable on a cash or cashless basis until October 11, 2026 and in July 2024 she received an additional 25,000 common stock purchase warrants with exercise price of $5.00 exercisable on a cash or cashless basis until December 31, 2025.
(8)	Other compensation for Mr. Sanchez consists of consulting fees. As of December 31, 2024, unpaid consulting fees payable to Mr. Sanchez were $81,000.
(9)	Ms. Stegall resigned from the Company on November 5, 2024.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time.

Policies and Practices Related to the Timing of Equity Grants

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding incentive equity awards as of December 31, 2024, for each named executive officer:

Name	Number of Securities Underlying Unexercised Options/Warrants - Number Exercisable	Number of Underlying Unexercised Securities Options/Warrants - Number Unexercisable	Option/Warrant exercise price ($)	Option/Warrant expiration date
William H. Gray, Chief Executive Officer and President	2,000,000 (1)	—	$1.00	December 31, 2025

Erica Perez, Corporate Secretary	25,000 (2)	—	$5.00	October 11, 2026

Erica Perez, Corporate Secretary	25,000 (3)	—	$5.00	December 31, 2025

_____________

(1)	On September 21, 2028, Mr. Gray received 2,000,000 common stock purchase warrants with an exercise price of $1.00 per share exercisable on a cash or cashless basis until December 31, 2025.
(2)	On October 11, 2023, Ms. Perez received 25,000 common stock purchase warrants with an exercise price of $5.00 per share exercisable on a cash or cashless basis until October 11, 2026.
(3)	On July 2, 2024, Ms. Perez received 25,000 common stock purchase warrants with an exercise price of $5.00 per share exercisable on a cash or cashless basis until December 31, 2025.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2024.

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

The following table sets forth the compensation our non-executive directors received for their respective services rendered to us as directors during the year ended December 31, 2024 and 2023.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Christopher Stuart (2)	2023	$–	$150,204	$–	$–	$150,204
	2024	$–	$56,250	$–	$–	$56,250
Sam Khoury (3)	2023	$–	$150,204	$–	$–	$150,204
	2024	$–	$56,250	$–	$–	$56,250
Robert Cook (4)	2023	$–	$–	$–	$–	$–
	2024	$–	$56,250	$–	$–	$56,250

_____________

(1)	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.
(2)	Mr. Stuart received 26,291 shares of the Company’s common stock for his services as a director of the Company from December 31, 2021 to September 30, 2023, 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023, and 11,250 shares of Company’s stock for his services as a director of the Company from January 1, 2024 to September 30, 2024. This table does not include 3,750 shares of the Company’s common stock Mr. Stuart received in January 2025 for his services as a director of the Company during the fourth quarter of 2024.
(3)	Dr. Khoury received 26,291 shares of the Company’s common stock for his services as a director of the Company from December 31, 2021 to September 30, 2023, 1,673 shares of Company’s common stock for his services as a director of the Company from October 1, 2023 to December 31, 2023, and 11,250 shares of Company’s stock for his services as a director of the Company from January 1, 2024 to September 30, 2024. This table does not include 3,750 shares of the Company’s common stock Dr, Khoury received in January 2025 for his services as a director of the Company during the fourth quarter of 2024.
(4)	Mr. Cook received 11,250 shares of Company’s stock for his services as a director of the Company from January 1, 2024 to September 30, 2024. This table does not include 3,750 shares of the Company’s common stock Mr. Cook received in January 2025 for his services as a director of the Company during the fourth quarter of 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 20, 2025, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 16,750,730 shares of common stock outstanding as of March 20, 2025.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 20, 2025, through the exercise of any option, warrant, or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and interim Chief Financial Officer (3)	5,209,197	27.78%

Erica Perez, Secretary and Director (4)	101,694	*

Mark J. Richardson, Former Director (5)	0	0

Gary Stein, Former Director (6)	0	0

Robert Cook, Director (7)	15,000	*

Christopher Stuart, Director (8)	892,187	5.27%

Sam Khoury, Director	42,964	*

Robert Sanchez, interim Chief Technology Officer	0	0

Karen Stegall, Former interim Chief Financial Officer	0	0

All Officers and Directors as a Group (9 persons)	6,261,042	33.09%

_____________

*Beneficial ownership of less than one percent.

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.
(2)	Figures are rounded to the nearest hundredth of a percent.
(3)	Includes 2,000,000 common stock purchase warrants owned by Mr. Gray which are exercisable at an exercise price of $1.00 per share until December 31, 2025.
(4)	Includes 25,000 common stock purchase warrants owned by Ms. Perez which are exercisable at an exercise price of $5.00 per share until October 11, 2026 and 25,000 common stock purchase warrants owned by Ms. Perez which are exercisable at an exercise price of $5.00 per share until December 31, 2025.
(5)	Mr. Richardson resigned as a director of Wytec, effective November 6, 2023.
(6)	Mr. Stein resigned as a director of Wytec, effective December 29, 2023.
(7)	Mr. Cook was appointed as a director of Wytec, effective January 4, 2024.
(8)	Includes 288,423 shares of common stock owned by Eagle Rock Investments, L.L.C., a limited liability company of which Mr. Stuart owns a majority of the outstanding equity (“ERI”). Includes 17,500 common stock purchase warrants owned by Mr. Stuart which are exercisable on a cash or cashless basis at an exercise price of $5.00 per share until December 31, 2025; 85,784 common stock purchase warrants owned by Mr. Stuart which are exercisable at any time until December 31, 2025 at an exercise price per share of $5.00 per share, provided, that ten (10) days after the common stock of the Company commences trading on a public securities trading market , the amount per share payable to exercise the warrants will thereafter be the greater of (i) $5.00 or (ii) 85% of the average closing price that is quoted on said trading market (if more than one, the one with the then highest trading volume), during the ten (10) consecutive trading days immediately prior to the exercise date (the “Adjustable Strike Price”); 20,640 common stock purchase warrants owned by Mr. Stuart which are exercisable at any time until December 31, 2025 at an exercise price per share of equal to the greater of $5.00 or the Adjustable Strike Price; and 45,936 common stock purchase warrants owned by ERI which are exercisable at any time until December 31, 2025 at an exercise price per share of $5.00 per share.

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

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,771 as of December 31, 2024, and $253,771 as of December 31, 2023. The Company incurred expense of $-0- and $15,287 with Richardson & Associates as of the year ended December 31, 2024 and 2023, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 to November 2023.

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

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. The expiration date of these warrants was extended to January 31, 2024 and in January 2024, these warrants were exercised on a cashless basis for a total of 22,159 shares.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The expiration date of the warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 34,623 shares. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The expiration date of the remaining 4,375 common stock purchase warrants was extended to January 31, 2024, and in January 2024 ERI exercised these warrants on a cashless basis for a total of 2,424 shares. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to nine times, in the Company’s sole discretion. The Company has exercised eight extensions extending the maturity date of the note to August 13, 2025.

In February 2022, Mr. Stuart purchased for $175,000 the unit, consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, commenced by the Company in February 2022. In December 2024, the Company extended the expiration date of the 17,500 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into the Stuart Agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658. See NOTE E - DEBT for a description of the Stuart Agreement. This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants. In December 2024, the Company extended the expiration date of the 85,784 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

In November and December 2022, we borrowed a total of $150,000 from Mr. Stuart pursuant to unsecured convertible promissory notes, as amended in December 2023, to allow us to extend the maturity date of the notes by up to three additional six month periods instead of two additional six month periods as set forth in the original notes in consideration for permitting the optional conversion of the notes and possible issuance of warrants as below described. The notes bear simple interest at a rate of 7% per annum and initially matured on June 30, 2023. The Company exercised one extension for each note extending the maturity date of the notes to December 31, 2023. In accordance with the December 2023 amendments, Mr. Stuart has the option to elect at any time until the maturity date to convert all or any portion of the outstanding principal and accrued interest on these promissory notes into shares of our common stock at a rate equal to $5.00 per share and immediately upon the conversion, Mr. Stuart will be issued a number of new warrants from Wytec equal to the dollar amount of the conversion divided by $5.00. The warrants will be exercisable on a cash or cashless until December 31, 2023 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of Wytec’s public trading price if Wytec’s securities are trading on a public securities trading market. These notes, along with associated accrued interest, were converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 32,107 shares and 32,107 warrants. The expiration date of these warrants was extended to January 31, 2024 and in January 2024, these warrants were exercised on a cashless basis for a total of 17,786 shares.

In August 2023, Mr. Stuart purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 warrants. In December 2024, the Company extended the expiration date of the 20,640 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

In January 2024, a total of 7,500 warrants acquired by ERI in 2021 were exercised on a cashless basis by ERI for a total of 4,155 shares.

In August 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

In the fourth quarter of 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

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

In December 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on December 9, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of December 31, 2024 for prior consulting services.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by HORNE LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $150,000 for the year ended December 31, 2024 and $150,000 for the year ended December 31, 2023.

Audit-Related Fees

Fees billed for audit-related services rendered by HORNE LLP were $0 for 2024 and $11,900 for 2023.

Tax Fees

No fees were billed for tax services rendered by HORNE LLP for 2024 or 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014 (1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws(1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020. (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
4.13	Erica Perez Warrant, dated July 2, 2024 (10)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C. (6)
10.7	Amendment to Exchange Agreement, dated November 15, 2022, by and between Wytec International, Inc. and William H. Gray (11)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Promissory Note, dated December 5, 2023 (8)

10.10	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
10.11	Amendment to Exchange Agreement, dated July 30, 2024, by and between Wytec International, Inc. and William H. Gray (12)
14.1	Code of Conduct (1)
19.1	Insider Trading Policy
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on July 9, 2024.
(11)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission, filed on November 18, 2022.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on August 1, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

Date: March 31, 2025	By:	/s/ William H. Gray
William H. Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William H. Gray	Chief Executive Officer, President,	March 31, 2025
William H. Gray	interim Chief Financial Officer, and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

