Form 10-Q
period 2025-03-31
WYTEC INTERNATIONAL INC
filed 2025-05-15
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2025

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

As of May 7, 2025, there were 16,809,742 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets

Current assets:
Cash	$336,736	$110,699
Employee retention credit receivable	–	96,263
Other current assets	1,645	–
Inventory	30,041	30,041
Total current assets	368,422	237,003

Property and equipment, net	2,811	2,140
Operating lease, right-of-use assets	67,100	84,427

Total assets	$438,333	$323,570

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$540,119	$493,651
Accounts payable, related party	343,260	341,871
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	68,200	72,583
Contract liability	4,542	7,149
Convertible promissory notes	1,093,000	615,000
Promissory notes, shareholders	765,000	730,000
Total current liabilities	3,149,121	2,595,254

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	12,844
	–	12,844

Total liabilities	3,149,121	2,608,098

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at March 31, 2025 and December 31, 2024	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at March 31, 2025 and December 31, 2024	45	45
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 16,800,992 and 16,751,980 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16,801	16,752
Additional paid-in capital	32,870,665	32,725,656
Accumulated deficit	(35,352,899)	(34,781,581)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	93,750	93,750
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(2,710,788)	(2,284,528)

Total liabilities and stockholders' deficit	$438,333	$323,570

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$2,607	$14,598
Cost of revenues	–	263

Gross profit	2,607	14,335

Expenses:
Selling, general and administrative	533,948	1,327,216
Research and development	9,819	28,369
Depreciation	717	8,396
Operating expenses, net	544,484	1,363,981

Net operating loss	(541,877)	(1,349,646)

Other expense:
Interest expense	29,441	20,711
Total other expense	29,441	20,711

Net loss	$(571,318)	$(1,370,357)

Weighted average number of common shares outstanding - basic and fully diluted	16,768,292	13,521,015

Net loss per share - basic and fully diluted	$(0.03)	$(0.10)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Class A		Class B		Class C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	100,000	$100	44,535	$45	–	$–	16,751,980	$16,752

Conversion of note payable into common stock	–	–	–	–	–	–	30,262	30

Issuance of stock owed	–	–	–	–	–	–	18,750	19

Stock issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	–

Balance, March 31, 2025	100,000	$100	44,535	$45	–	$–	16,800,992	$16,801

Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287

Conversion of note payable into common stock	–	–	–	–	–	–	65,956	66

Warrants exercised for cash	–	–	–	–	–	–	59,504	60

Cashless warrant exercised	–	–	–	–	–	–	46,250	47

Stock issued to existing holders	–	–	–	–	–	–	154,840	155

Extension of warrants	–	–	–	–	–	–	–	–

Stock issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–

Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2025 and 2024

(Unaudited)

(Continued)

	Class A Preferred Treasury Stock		Class B Preferred Treasury Stock		Additional Paid-in	Repurchased	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Deficit	(Deficit)
Balance, January 1, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,725,656	$(80,000)	$93,750	$(34,781,581)	$(2,284,528)

Conversion of note payable into common stock	–	–	–	–	51,278	–	–	–	51,308

Issuance of stock owed	–	–	–	–	93,731	–	(93,731)	–	–

Stock issued for board member compensation	–	–	–	–	–	–	93,731	–	93,750

Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	(571,318)	(571,318)

Balance, March 31, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,870,665	$(80,000)	$93,750	$(35,352,899)	$(2,710,788)

Balance, January 1, 2024	100,000	$(179,368)	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of note payable into common stock	–	–	–	–	329,713	–	–	–	329,779

Warrants exercised for cash	–	–	–	–	297,460	–	–	–	297,520

Cashless warrant exercised	–	–	–	–	(47)	–	–	–	–

Stock issued to existing holders	–	–	–	–	774,045	–	–	–	774,200

Extension of warrants	–	–	–	–	21,285	–	–	–	21,285

Stock issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	(1,370,357)	(1,370,357)

Balance, March 31, 2024	100,000	$(179,368)	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(571,318)	$(1,370,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	717	8,396
Stock based compensation	93,750	889,235
Non-cash lease expense	17,328	6,400
Decrease (increase) in operating assets
Employee retention credit receivable	96,263	–
Inventory	–	262
Other current assets	(1,645)	(3,993)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	47,776	19,591
Accounts payable, related party	1,389	7,100
Contract liability	(2,607)	(7,711)
Operating lease liability	(17,228)	(6,300)
Net cash used in operating activities	(335,575)	(457,377)

Cash flows from investing activities
Purchase of equipment	(1,388)	(1,899)
Net cash used in investing activities	(1,388)	(1,899)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	35,000	–
Proceeds from issuance of convertible promissory notes	528,000	–
Payments on notes payable	–	(6,887)
Proceeds from exercise of warrants	–	297,520
Net cash provided by financing activities	563,000	290,633

Net increase (decrease) in cash	226,037	(168,643)
Cash - beginning of period	110,699	564,760
Cash - end of period	$336,736	$396,117

Supplemental disclosures:
Interest paid	$1,522	$1,841

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$51,308	$329,779
ROU assets and operating lease obligations recognized	$–	$140,361

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2025. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, is a designer and developer of patented small cell technology, which we call the “LPN-16,” and wide area networks designed to support 5G network deployments across the United States. Wytec offers in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution (“private LTE”) solutions utilizing multiple vendors through Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors. Concurrently, Wytec plans to commercialize a multichannel transmission product that integrates in-building cellular, private LTE, and gunshot detection services with its LPN-16 in the third quarter of 2025. Wytec was previously involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to commercial and enterprise clients and was also engaged in the sale of Federal Communications Commission (“FCC”) registered links (“Links”) participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allowed qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems, which management believes have an alternative use, is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During the three months ended March 2025 and 2024, all sales and installation revenue were recognized when the installation was completed, per company policy.

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

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the warrants and stock price volatility. The Company previously engaged valuation specialists to assist with determining the fair value of our common stock prior to being listed on the OTCQB market. The Company provided the specialist with judgmental inputs and assumptions such as cash flow projections and future results of operations to the specialist.

After being listed for trading on the OTCBQ market on July 30, 2024, the Company fair valued its common stock based on the OTCQB market trading value. The expected term of the warrant is estimated using the contractual life as the Company has no historical information from which to develop reasonable expectations about future exercise patterns. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of warrants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $35,352,899 at March 31, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company expects to have ongoing requirements for capital investment to implement its business plan. Finally, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

Since inception, operations have primarily been funded through private placements of equity and convertible debt. Management expects to continue to seek additional funding through private or public sources and will seek debt financing. The Company’s ability to continue as a going concern is ultimately dependent on its ability to generate sufficient cash from operations to meet cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in these efforts. These factors, among others, indicate substantial doubt that the Company will be able to continue as a going concern for a period of one year from the filing of these financial statements. Management plans to raise additional funding through a capital raise associated with a public offering and/or additional private capital raises.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

As of March 31, 2025, our cash balance was $336,736. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source. We estimate that we will need approximately $4,500,000 of capital or financing over the next twelve months to fund our planned operations.

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

Timing of Revenue Recognition

	For the Three Months Ended
	March 31,	March 31,
	2025	2024

Point in Time	$–	$4,950
Over Time	2,607	9,648
	$2,607	$14,598

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $-0- and $4,950 during the three months ended March 31, 2025 and 2024, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $-0- and $2,250 during the three months ended March 31, 2025 and 2024, respectively. The amount of revenue earned related to installation and other services was $-0- and $2,700 during the three months ended March 31, 2025 and 2024, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $2,607 and $9,648 during the three months ended March 31, 2025 and 2024, respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of March 31, 2025 that the Company expects to recognize over the next year is $4,542.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Telecommunication equipment and computers	$301,273	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,029
Less: accumulated depreciation	(331,296)	(330,579)

	$2,811	$2,140

Depreciation expense for the three months ended March 31, 2025 and 2024 was $717 and $8,396, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	March 31,	December 31,
	2025	2024
Unsecured promissory note payable to a director of the Company, at 7% per annum, due in August 2025	$625,000	$625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in April 2025, paid in full in April 2025.	10,000	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	55,000	55,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	535,000	560,000

Unsecured convertible promissory note payable to a shareholder, at 9.5% per annum, due on June 30, 2025	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on September 30, 2025	25,000	25,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in October 2025	10,000	10,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in December 2025	10,000	10,000

Secured convertible promissory notes payable to various investors, due on May 31, 2025	503,000	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in January 2026	15,000	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in January 2026	20,000	–

Total	$1,858,000	$1,345,000

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

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note bearing simple interest at a rate of 5% per annum initially due on October 21, 2022. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The Company exercised one extension extending the maturity date of the note to April 21, 2025 and repaid the $10,000 note plus accrued but unpaid interest in the amount $1,778 in April 2025.

In January 2023, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 31, 2024 and initially bearing simple interest at a rate of 7% per annum. The note was amended in March 2025 to allow the Company to extend the maturity date up to six months, six times instead of two times, in the Company’s sole discretion, in consideration for increasing the interest rate of the note to 7.5%, effective April 1, 2025. The Company has exercised three extensions extending the maturity date of the note to September 30, 2025.

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2023 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the 2023 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of March 31, 2025, the Company had issued a total of $2,289,515 of 2023 Notes pursuant to this offering which ended in October 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2024. In December 2024, the maturity date of the remaining $55,000 of 2023 Notes held by two investors was extended to December 31, 2025 in consideration for extending the expiration date of the 2023 Warrants, if issued, to December 31, 2025.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (“2024 Warrants”). The 2024 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of March 31, 2025, the Company has issued a total of $585,000 of 2024 Notes pursuant to this offering, including $50,000 of which was purchased by Mr. Christopher Stuart, a director of the Company, and $50,000 of which was converted into common stock and 2024 Warrants.

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

In February 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act (the “2025 Note Offering”). The 2025 Notes will be payable on or before May 31, 2025 unless extended by the Company for six months up to two times. The 2025 Notes will automatically be converted into shares of the Company’s common stock at price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes included; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025 Warrants”). The 2025 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume. As of March 31, 2025, the Company has issued a total of $528,000 of 2025 Notes pursuant to this offering, including $20,000 of which was purchased by an affiliate of a director of the Company and $10,000 of which was purchased by the president of the Company. In assessing whether the automatic conversion feature of our convertible debt instruments meets the definition of a derivative under ASC 815, we evaluated the net settlement criterion, including whether the underlying shares are readily convertible to cash. Any shares directly received from the automatic conversion are restricted from resale under Rule 144 of the Securities Act, which governs the public resale of restricted securities. As a result, while the shares are restricted from resale under Rule 144 of the Securities Act, they are not considered readily convertible to cash, and the net settlement criterion is not satisfied. Consequently, the automatic conversion feature does not qualify for derivative accounting treatment under ASC 815 during this period. We will continue to reassess the classification on an ongoing basis, and if the restriction lapses and the shares become freely tradable in an active market, the conversion feature and associated warrants may subsequently meet the net settlement criterion and be re-evaluated for derivative classification. The issuance of shares and related warrants upon exercise of the optional conversion feature will be accounted for upon exercise of the conversion option. As of March 31, 2025, $25,000 of 2025 Notes was converted into common stock and 2025 warrants. These shares and the shares underlying the warrants are subject to the resale restrictions under Rule 144 of the Securities Act and, therefore, the related warrants do not meet the definition of a derivative under ASC 815.

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020 in exchange for 40,000 shares of common stock and 40,000 shares of Series B Preferred Stock (which shares automatically converted into 40,000 shares of common stock in April 2022). The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000, however, the shareholder has not properly returned the shares so they may be canceled. As the shares had not been properly returned, the Company is not obligated, per the agreement, to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of additional paid in capital.

NOTE G – LEASES

Short Term Leases

The Company leased its office space on a month to month basis until February 29, 2024. Total lease expense related to this short term lease was $-0- and $12,200 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Operating Leases

The Company leases its office space pursuant to a two-year commercial lease amendment which commenced on March 1, 2024. For the three month periods ended March 31, 2025 and 2024, operating lease expense totaled $19,200 and $6,400, respectively.

The remaining weighted average lease term is 0.92 years and the weighted average discount rate is 9.5% as of March 31, 2025.

Future minimum lease payments as of March 31, 2025 are as follows:

2026	$71,500
Total minimum lease payments	71,500
Less: imputed interest	(3,300)
Present value of minimum lease payment	68,200
Less: current portion of lease obligation	68,200
Long-term lease obligation	$–

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at March 31, 2025 to purchase 2,298,797 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 64,606 are exercisable for cash at an exercise price of $5.00 per share, 10,267 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets, 106,424 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise, and 25,000 are exercisable for cash at exercise price of the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00 before July 30, 2024 and at trading value after being listed on July 30, 2024. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 27.27% to 37.58% and risk-free rates 4.04% to 5.54% in the period.

In January 2024, the Company extended the expiration date of 2,000,000 common stock purchase warrants owned by the President of the Company, to December 31, 2025. Due to the modification of the warrants, the difference between the fair value of the modified warrants and the fair value of the warrants immediately before the modification was recorded as a warrant expense, which was only applicable to service warrants. The total incremental increase in the warrants was $47,262

During the first quarter of 2024, the Company issued 65,956 2023 Warrants along with 65,956 shares of common stock upon the conversion of $309,515 of 2023 Notes and $20,264 of accrued interest. The total value of the 2023 Warrants was $69,818 and was recorded in additional paid in capital.

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

In January 2024, the Company issued a total of 28,738 shares of the Company’s common stock upon the cashless exercise of 51,875 common stock purchase warrants by Eagle Rock Investments, L.L.C., a limited liability company of which a majority of the outstanding equity is owned by Christopher Stuart, a director of the Company (“ERI”). Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $143,690.

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

In August 2024, the Company issued a total of 5,005 2024 Warrants along with 5,005 shares of common stock upon the conversion of $25,000 of 2024 Notes and $26 of accrued interest. The total value of the 2024 Warrants was $25,021 and was recorded as additional paid in capital.

In December 2024, the Company extended the expiration date of 123,924 common stock purchase warrants owned by Mr. Christopher Stuart from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

In March 2025, the Company issued a total of 5,262 2024 Warrants, 25,000 2025 Warrants, and 30,262 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2024 Notes along with $1,308 of accrued interest and $25,000 of 2025 Notes. The value of the warrants was $35,781 and was recorded as additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2024	2,268,535

Warrants granted	30,262
Warrants exercised	–
Warrants expired	–

Balance, March 31, 2025	2,298,797

Exercisable, March 31, 2025	2,298,797

As of March 31, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 0.76 years and have an estimated $2,835,000 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the fair market value of the stock at March 31, 2025 multiplied by the number of warrants.

NOTE I – STOCKHOLDERS’ EQUITY

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

In May 2024, in conjunction with the Company’s offer to existing warrant holders described in Note H, the Company issued a total of 70,923 shares of the Company’s common stock upon the exercise of 35,306 2023 Warrants and 35,617 other common stock purchase warrants by a total of eight investors, including ERI, at an exercise price of $5.00 per share for total proceeds of $354,615.

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

In August 2024, the Company issued a total of 5,005 2024 Warrants along with 5,005 shares of common stock upon the conversion of $25,000 of 2024 Notes and $26 of accrued interest. The total value of the 2024 Warrants was $25,021 and was recorded as additional paid in capital.

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

In March 2025, the Company issued a total of 5,262 2024 Warrants, 25,000 2025 Warrants, and 30,262 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2024 Notes along with $1,308 of accrued interest and $25,000 of 2025 Notes. The value of the warrants was $35,781 and was recorded as additional paid in capital.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of March 31, 2025 and December 31, 2024. The Company incurred no expenses with Richardson & Associates during the three months ended March 31, 2025 and 2024, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

In 2021, ERI loaned the Company a total of $250,000 and made a line of credit in the amount of $250,000 available to the Company until December 31, 2022. In June 2022, ERI loaned the Company an additional $50,000 pursuant an unsecured promissory note. In October 2022, we entered into an exchange agreement with ERI, pursuant to which ERI exchanged the two above referenced promissory notes ($300,000 principal and $20,242 accrued but unpaid interest) for a convertible promissory note in the principal amount of $320,242 (the “New ERI Note”). The line of credit also expired with no amounts drawn upon it. The New ERI Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 71,233 shares and 71,233 warrants. In May 2024, ERI exercised 35,617 warrants in accordance with the Company’s offer to existing warrant holders described in Note H for a total of 35,617 shares and the expiration date and exercise price of the remaining 35,616 warrants were adjusted to December 31, 2025 and $5.00 per share, respectively.

In August 2023, ERI purchased $100,000 of 2023 Notes. This 2023 Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrant during the year ended December 31, 2023 for a total of 20,640 shares and 20,640 2023 Warrants. In May 2024, ERI exercised 10,320 2023 Warrants in accordance with the Company’s offer to existing warrant holders described in Note H for a total of 10,320 shares and the expiration date and exercise price of the remaining 10,320 2023 Warrants were adjusted to December 31, 2025 and $5.00 per share, respectively.

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. The expiration date of these warrant was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 22,159 shares.

In the first quarter of 2025, ERI purchased $20,000 of 2025 Notes.

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

In February 2022, Mr. Stuart purchased for $175,000 the unit, consisting of a $175,000 7% promissory note with a maturity date of August 31, 2023 and 17,500 common stock purchase warrants exercisable on a cash or cashless basis until December 31, 2024 at an exercise price of $5.00 per share, offered by the Company in its private placement pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act, commenced by the Company in February 2022. In December 2024, the Company extended the expiration date of the 17,500 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods. In April 2022, Mr. Stuart loaned the Company $100,000 pursuant to an unsecured promissory note and, in September 2022, Mr. Stuart loaned the Company an additional $100,000 pursuant to an unsecured promissory note. In October 2022, we entered into an exchange agreement with Mr. Stuart pursuant to which Mr. Stuart exchanged the three above referenced promissory notes ($375,000 principal and $10,658 accrued but unpaid interest) for a convertible promissory note in the principal amount of $385,658 (the “New Stuart Note”). This New Stuart Note, along with associated accrued interest, was converted into shares of common stock and common stock purchase warrants during the year ended December 31, 2023 for a total of 85,784 shares and 85,784 warrants. In December 2024, the Company extended the expiration date of the 85,784 warrants from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

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

In August 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

In the fourth quarter of 2024, Mr. Stuart purchased $75,000 of 2024 Notes.

In October 2021, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on October 21, 2022. The note bears simple interest at a rate of 5% per annum. The note was amended in October 2022 to extend the maturity date to October 21, 2023 and in November 2023 to extend the maturity date to October 21, 2024. The maturity date of the note, as amended, may be extended by an additional six months in the sole discretion of the Company up to two times. The Company exercised one extension extending the maturity date of the note to April 21, 2025 and repaid the $10,000 note plus accrued but unpaid interest in the amount $1,778 in April 2025.

In January 2024, the Company extended the expiration date of 2,000,000 common stock purchase warrants owned by the president of the Company to December 31, 2025.

In October 2022, the president of the Company entered into an agreement with the Company, as amended in November 2022 and July 2024, to exchange 1,000 shares of the Company’s Series C Preferred Stock owned by him for 3,000,000 shares of the Company’s common stock. In August 2024, 3,000,000 shares of common stock were issued to the president of the Company in exchange for the 1,000 shares of Series C Preferred Stock owed by him.

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note initially due on March 31, 2024 and initially bearing simple interest at a rate of 7% per annum. The note was amended in March 2025 to allow the Company to extend the maturity date up to six months, six times instead of two times, in the Company’s sole discretion, in consideration for increasing the interest rate of the note to 7.5%, effective April 1, 2025. The Company has exercised three extensions extending the maturity date of the note to September 30, 2025.

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

In the first quarter of 2025, the president of the Company purchased $10,000 of 2025 Notes.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of March 31, 2025 for prior consulting services.

NOTE K – CUSTOMER CONCENTRATIONS

For the three-month periods ending March 31, 2025 and 2024, the Company generated $2,607, 100% and $12,414, 85% of its revenue from two customers, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – COMMITMENTS AND CONTINGENCIES

From time to time we are party to various legal proceedings arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At March 31, 2025 and December 31, 2024 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

See Note C in regards to commitments related to contracts with customers. See Note G in regards to commitments related to leases.

NOTE O – EMPLOYEE RETENTION CREDIT

During the year ended December 31, 2022, the Company applied for an employee retention credit for the third quarter 2021 under the COVID-19 Economic Relief Legislation. Based on that application, the Company was awarded a total of $96,263 in 2024, which was recorded as other income for the year ended December 31, 2024 and reflected as a receivable as of December 31, 2024. The awarded amount was subsequently received in 2025.

NOTE N – SUBSEQUENT EVENTS

In April 2025, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the first quarter of 2025, valued at a total of $93,750.

In April 2025, the president of the Company loaned the Company $30,900 pursuant to an unsecured promissory note due on April 11, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In April 2025, the Company issued a total of 20,000 2025 Warrants and 20,000 shares of the Company’s common stock to two investors upon the conversion of $20,000 of 2025 Notes.

In April 2025, the Company repaid the $10,000 unsecured promissory note, dated October 21, 2021, plus accrued but unpaid interest in the amount $1,778 to the president of the Company.

In the second quarter of 2025, eight investors purchased a total of $93,000 of 2025 Notes pursuant to the Company’s 2025 Note Offering, including $20,000 of 2025 Notes purchased by Mr. Christopher Stuart, a director of the Company.

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

In August 2023, we entered into an agreement with Trabus Technologies (“Trabus”) to utilize Trabus’ algorithms for artificial intelligence (“AI”), and machine learning (“ML”) to facilitate the development of our gunshot detection and other smart sensors. Our agreement with Trabus also addresses the prototype we are currently developing for use in a pilot program (“Pilot Program”) to be offered to TXShare cooperative purchasing program members in the second or third quarter of 2025, which is expected to include our gunshot detection technology.

In October 2023, we entered into an agreement with Lemko Corporation (“Lemko”) to provide the wireless gateway and to enhance our LPN-16 technology in conjunction with our development of an integrated solution to supplement our in-building solution, including our gunshot detection and drug sensing solutions, utilizing the algorithms currently being developed by Trabus with Lemko’s small cells serving as a wireless communications channel. The Pilot Program is expected to utilize Lemko’s small cell technology employing the latest Federal Communications Commission (“FCC”) Citizens Broadband Radio Service radio with our in-building cellular services.

In October 2023, we filed a provisional patent with the United States Patent and Trademark Office (“USPTO”) for our smart-sensor technology. In October 2024, we split the provisional patent into four separate patent applications, one of which we filed with the USPTO (“Smart Sensor System for Threat Detection,” filed as U.S. Application No. 18/902,824, describing a process for firearm discharge detection using multiple machine learning models) and all four of which we filed with the Patent Cooperation Treaty. In January 2025, we received notice of allowance for the patent we filed with the USPTO. We expect to file patent applications for the other three with the USPTO in 2025. With these additional patents we anticipate that we will be able to adapt our technology to different service industries.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2025, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue for the three months ended March 31, 2025 and 2024 was $2,607 and $14,598, respectively. The decrease in revenue of $11,991 or 82% was primarily due to decrease in revenue from our in-building cellular systems.

Cost of sales for the three months ended March 31, 2025 and 2024 was $-0- and $263, respectively. This decrease of $263, or 100%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems.

General and administrative expenses were $533,948 for the three months ended March 31, 2025, as compared to $1,327,216 for the three months ended March 31, 2024; this resulted in a decrease of $793,268 or 60%. Contributing factors to the decrease include a decrease in stock compensation of $795,485 and a decrease in professional and consulting fees of $81,225 which was offset by an increase in payroll of $23,477, an increase in marketing and advertising of $19,043, and an increase in insurance expense of $30,085 for the three months ended March 31, 2025.

We estimate that we will need approximately $4,500,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2025 were $335,575 compared to $457,377 during the three months ended March 31, 2024. The 121,802 decrease in cash used in operating activities was primarily due to an increase of accounts payable and accrued expenses and receipt of the employee retention credit receivable during the three months ended March 31, 2025 compared to the same period in 2024.

Cash Flow from Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2025 were $1,388 compared to the cash flows used by investing activities of $1,899 during the three months ended March 31, 2024. Capital expenditures totaled $1,388 and $1,899 during the three months ended March 31, 2025 and March 31, 2024, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2025 were $563,000 compared to $290,633 during the three months ended March 31, 2024. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of March 31, 2025, our cash balance was $336,736. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales -generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

The $335,000 other payable account balance at March 31, 2025 and December 31, 2024, represents sales of registered links and related equipment and services (“Links”) that have been funded by customers, for which the Company no longer expects to fulfill the related obligations to justify presenting as deferred revenue. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $35,352,899 at March 31, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through March 31, 2025 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

On December 14, 2023, FASB issued ASU 2023-09: Improvement to Income Tax Disclosures (Topic 740). The new standard was issued with the intent of expanding income tax expense presentation and note disclosure requirements. The Company is currently evaluating the effects of this standard, but the Company does not expect the standard to have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Mr. William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Gray has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2025, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities.

In January 2025, the Company issued a total of 18,750 shares of common stock to the Company’s five directors as compensation for services rendered during the fourth quarter of 2024 in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the first quarter of 2025, the Company issued a total of 6,262 shares of common stock and 6,262 common stock purchase warrants to one investor upon the conversion of a promissory note in the principal amount of $25,000 along with $1,308 of accrued interest in accordance with Rule 506(c) of Regulation D of the Securities Act.

During the first quarter of 2025, the Company issued a total of $503,000 of convertible promissory notes (the “2025 Notes”) to 28 investors, including $20,000 of 2025 Notes to an affiliate of a director of the Company and $10,000 of 2025 Notes to the president of the Company, pursuant to a private placement that commenced in February 2025 in accordance with Rule 506(b) of Regulation D of the Securities Act. The 2025 Notes will be payable on or before May 31, 2025 unless extended by the Company for six months up to two times. The 2025 Notes will automatically be converted into shares of the Company’s common stock at price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes included; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume.

In March 2025, the Company issued a total of 25,000 shares of common stock and 25,000 common stock purchase warrants to one investor upon the conversion of $25,000 of 2025 Notes in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C.(6)
10.7	Amendment to Promissory Note, dated December 5, 2023 (8)

Exhibit	Description
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
14.1	Code of Conduct (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYTEC INTERNATIONAL, INC.

By:  /s/ William H. Gray

William H. Gray, Chief Executive Officer and

President (Principal Executive Officer)

By:  /s/ William H. Gray

William H. Gray, interim Chief Financial Officer

(Principal Accounting Officer)

Date: May 15, 2025

