Form 10-Q
period 2025-06-30
WYTEC INTERNATIONAL INC
filed 2025-08-13
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2025

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

As of August 8, 2025, there were 16,878,492 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets

Current assets:
Cash	$97,262	$110,699
Employee retention credit receivable	–	96,263
Other current assets	6,843	–
Inventory	30,041	30,041
Total current assets	134,146	237,003

Property and equipment, net	2,621	2,140
Operating lease, right-of-use assets	49,389	84,427

Total assets	$186,156	$323,570

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$681,394	$493,651
Accounts payable, related party	358,260	341,871
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	50,188	72,583
Contract liability	2,359	7,149
Convertible promissory notes	1,171,000	615,000
Promissory notes, shareholders	836,650	730,000
Total current liabilities	3,434,851	2,595,254

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	12,844
	–	12,844

Total liabilities	3,434,851	2,608,098

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at June 30, 2025 and December 31, 2024	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at June 30, 2025 and December 31, 2024	45	45
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 16,879,742 and 16,751,980 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16,880	16,752
Additional paid-in capital	33,024,336	32,725,656
Accumulated deficit	(36,044,556)	(34,781,581)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	93,750	93,750
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(3,248,695)	(2,284,528)

Total liabilities and stockholders' deficit	$186,156	$323,570

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$19,183	$25,514	$21,790	$40,112
Cost of revenues	9,818	24,690	9,818	24,953

Gross profit	9,365	824	11,972	15,159

Expenses:
Selling, general and administrative	641,921	427,364	1,175,869	1,754,580
Research and development	28,951	129,742	38,770	158,111
Depreciation	190	8,321	907	16,717
Operating expenses, net	671,062	565,427	1,215,546	1,929,408

Net operating loss	(661,697)	(564,603)	(1,203,574)	(1,914,249)

Other expense:
Interest expense	29,960	16,852	59,401	37,563
Total other expense	29,960	16,852	59,401	37,563

Net loss	$(691,657)	$(581,455)	$(1,262,975)	$(1,951,812)

Weighted average number of common shares outstanding - basic and fully diluted	16,845,223	13,645,067	16,806,970	13,599,210

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.08)	$(0.14)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2025 and 2024

	Class A		Class B		Class C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	100,000	$100	44,535	$45	–	$–	16,751,980	$16,752

Conversion of note payable into common stock	–	–	–	–	–	–	30,262	30

Issuance of stock owed	–	–	–	–	–	–	18,750	19

Stock to be issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	–

Balance, March 31, 2025	100,000	$100	44,535	$45	1,000	$–	16,800,992	$16,801

Conversion of note payable into common stock	–	–	–	–	–	–	60,000	60

Issuance of stock owed	–	–	–	–	–	–	18,750	19

Stock to be issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2025	–	–	–	–	–	–	–	–

Balance, June 30, 2025	100,000	$100	44,535	$45	1,000	$–	16,879,742	$16,880

Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287

Conversion of note payable into common stock	–	–	–	–	–	–	65,956	66

Warrants exercised for cash	–	–	–	–	–	–	59,504	60

Cashless warrant exercised	–	–	–	–	–	–	46,250	47

Stock issued to existing holders	–	–	–	–	–	–	154,840	155

Extension of warrants	–	–	–	–	–	–	–	–

Stock to be issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–

Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615

Warrants exercised for cash	–	–	–	–	–	–	71,723	69

Stock to be issued for board member compensation	–	–	–	–	–	–	–	–

Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	–

Balance, June 30, 2024	100,000	$100	44,535	$45	1,000	$1	13,686,965	$13,684

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional				Total
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Deficit	(Deficit)
Balance, January 1, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,725,656	$(80,000)	$93,750	$(34,781,581)	$(2,284,528)

Conversion of note payable into common stock	–	–	–	–	51,278	–	–	–	51,308

Issuance of stock owed	–	–	–	–	93,731	–	(93,750)	–	–

Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	(571,318)	(571,318)

Balance, March 31, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,870,665	$(80,000)	$93,750	$(35,352,899)	$(2,710,788)

Conversion of note payable into common stock	–	–	–	–	59,940	–	–	–	60,000

Issuance of stock owed	–	–	–	–	93,731	–	(93,750)	–	–

Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750

Net loss for the three months ended June 30, 2025	–	–	–	–	–	–	–	(691,657)	(691,657)

Balance, June 30, 2025	100,000	$(179,368)	44,535	$(79,882)	$33,024,336	$(80,000)	$93,750	$(36,044,556)	$(3,248,695)

Balance, January 1, 2024	100,000	$(179,368)	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of note payable into common stock	–	–	–	–	329,713	–	–	–	329,779

Warrants exercised for cash	–	–	–	–	297,460	–	–	–	297,520

Cashless warrant exercised	–	–	–	–	(47)	–	–	–	–

Stock issued to existing holders	–	–	–	–	774,045	–	–	–	774,200

Extension of warrants	–	–	–	–	21,285	–	–	–	21,285

Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750

Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	(1,370,357)	(1,370,357)

Balance, March 31, 2024	100,000	$(179,368)	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

Warrants exercised for cash	–	–	–	–	358,544	–	–	–	358,613

Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750

Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	(581,455)	(581,455)

Balance, June 30, 2024	100,000	$(179,368)	44,535	$(79,882)	$32,339,906	$(80,000)	$187,500	$(33,061,026)	$(859,040)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(1,262,975)	$(1,951,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	907	16,717
Stock based compensation	187,500	982,985
Non-cash lease expense	35,038	22,518
Decrease (increase) in operating assets
Inventory	–	262
Employee retention credit receivable	96,263	–
Other current assets	(6,843)	–
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	189,051	(36,190)
Accounts payable, related party	16,389	7,100
Contract liability	(4,790)	(17,276)
Operating lease liability	(35,239)	(22,118)
Net cash used in operating activities	(784,699)	(997,814)

Cash flows from investing activities
Purchase of equipment	(1,388)	(1,899)
Net cash used in investing activities	(1,388)	(1,899)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	116,650	–
Proceeds from issuance of convertible promissory notes	666,000	–
Payments on promissory notes, shareholders	(10,000)	–
Payments on notes payable	–	(13,775)
Proceeds from exercise of warrants	–	656,133
Net cash provided by financing activities	772,650	642,358

Net decrease in cash	(13,437)	(357,355)
Cash - beginning of period	110,699	564,760
Cash - end of period	$97,262	$207,405

Supplemental disclosures:
Interest paid	$5,383	$3,626

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$111,308	$329,779
ROU assets and operating lease obligations recognized	$–	$140,361

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2025, as amended on July 14, 2025. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems, which management believes have an alternative use, is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During the three and six months ended June 30, 2025 and 2024, all sales and installation revenue were recognized when the installation was completed, per company policy.

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

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,044,556 at June 30, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2025, our cash balance was $97,262. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source. We estimate that we will need approximately $5,000,000 of capital or financing over the next twelve months to fund our planned operations.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Point in Time	$17,000	$15,950	$17,000	$20,900
Over Time	2,183	9,564	4,790	19,212
	$19,183	$25,514	$21,790	$40,112

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $17,000 and $15,950 during the three months ended June 30, 2025 and 2024, respectively, and $17,000 and $20,900 during the six months ended June 30, 2025 and 2024, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $10,000 and $8,950 during the three months ended June 30, 2025 and 2024, respectively, and $10,000 and $11,200 during the six months ended June 30, 2025 and 2024, respectively. The amount of revenue earned related to installation and other services was $7,000 and $7,000 during the three months ended June 30, 2025 and 2024, respectively, and $7,000 and $9,700 during the six months ended June 30, 2025 and 2024, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $2,183 and $9,564 during the three months ended June 30, 2025 and 2024, respectively, and $4,790 and $19,212 during the six months ended June 30, 2025 and 2024, respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of June 30, 2025 that the Company expects to recognize over the next year is $2,359.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Telecommunication equipment and computers	$301,273	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,029
Less: accumulated depreciation	(331,486)	(330,579)

	$2,621	$2,140

Depreciation expense for the three months ended June 30, 2025 and 2024 was $190 and $8,321, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $907 and $16,717, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	June 30,	December 31,
	2025	2024
Unsecured promissory note payable to a director of the Company, at 7% per annum, due in February 2026	$625,000	$625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in April 2025, paid in full in April 2025.	–	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	55,000	55,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	535,000	560,000

Unsecured convertible promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2025	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due on September 30, 2025	25,000	25,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in October 2025	10,000	10,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in December 2025	10,000	10,000

Secured convertible promissory notes payable to various investors, due on November 30, 2025	581,000	–

Unsecured promissory notes payable to the president of the Company, at 7% per annum, due in January 2026	35,000	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in April 2026	30,900	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in June 2026	50,750	–

Total	$2,007,650	$1,345,000

In February 2020, we issued a note in the amount of $625,000 bearing simple interest at a rate of 7% per annum to Mr. Christopher Stuart, a director of the Company, initially due in August 2021 (the “$625,000 Note”). The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months, nine times, in the Company’s sole discretion. This note was issued along with 62,500 common stock purchase warrants that were determined to have a fair market value of $80,053 on the issuance date, which was recorded as a debt discount and amortized over the term of the notes, being fully amortized by year end December 31, 2021. The Company has exercised all nine extensions extending the maturity date of the note to February 13, 2026.

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

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2023 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the 2023 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of June 30, 2025, the Company had issued a total of $2,289,515 of 2023 Notes pursuant to this offering which ended in October 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2024. In December 2024, the maturity date of the remaining $55,000 of 2023 Notes held by two investors was extended to December 31, 2025 in consideration for extending the expiration date of the 2023 Warrants, if issued, to December 31, 2025.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (“2024 Warrants”). The 2024 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of June 30, 2025, the Company has issued a total of $585,000 of 2024 Notes pursuant to this offering, including $50,000 of which was purchased by Mr. Stuart and $50,000 of which was converted into common stock and 2024 Warrants.

In October 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note due on October 28, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In December 2024, we amended an unsecured promissory note issued to one investor in the amount of $50,000 bearing simple interest at a rate of 9.5%, due on December 31, 2024, in order to extend the maturity date of the note by allowing the Company to extend the maturity date of the note by five additional six month periods instead of two additional six month periods in consideration for permitting the optional conversion of the note into shares of the Company’s common stock and the possible issuance of warrants to purchase shares of the Company’s common stock if the note is converted on or before December 31, 2025. The Company has exercised four extensions extending the maturity date of the note to December 31, 2025.

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

In February 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act (the “2025 Note Offering”). The 2025 Notes were initially due and payable on or before May 31, 2025, unless extended by the Company for six months up to two times. The Company has exercised one extension extending the maturity date of the 2025 Notes to November 30, 2025. The 2025 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025 Warrants”). The 2025 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume. As of June 30, 2025, the Company has issued a total of $666,000 of 2025 Notes pursuant to this offering, including $40,000 of which was purchased by Mr. Stuart, $40,000 of which was purchased by an affiliate of Mr. Stuart, and $10,000 of which was purchased by the president of the Company. In assessing whether the automatic conversion feature of our convertible debt instruments meets the definition of a derivative under ASC 815, we evaluated the net settlement criterion, including whether the underlying shares are readily convertible to cash. Any shares directly received from the automatic conversion are restricted from resale under Rule 144 of the Securities Act, which governs the public resale of restricted securities. As a result, while the shares are restricted from resale under Rule 144 of the Securities Act, they are not considered readily convertible to cash, and the net settlement criterion is not satisfied. Consequently, the automatic conversion feature does not qualify for derivative accounting treatment under ASC 815 during this period. We will continue to reassess the classification on an ongoing basis, and if the restriction lapses and the shares become freely tradable in an active market, the conversion feature and associated warrants may subsequently meet the net settlement criterion and be re-evaluated for derivative classification. The issuance of shares and related warrants upon exercise of the optional conversion feature will be accounted for upon exercise of the conversion option. As of June 30, 2025, $85,000 of 2025 Notes was converted into common stock and 2025 warrants, including a total of $40,000 of which was converted by Mr. Stuart and his affiliate. These shares and the shares underlying the warrants are subject to the resale restrictions under Rule 144 of the Securities Act and, therefore, the related warrants do not meet the definition of a derivative under ASC 815.

In April 2025, the president of the Company loaned the Company $30,900 pursuant to an unsecured promissory note due on April 11, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In June 2025, the president of the Company loaned the Company $50,750 pursuant to an unsecured promissory note due on June 16, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

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

NOTE G – LEASES

Short Term Leases

The Company leased its office space on a month to month basis until February 29, 2024. There was no lease expense related to this short term lease for the three months ended June 30, 2025 and 2024. Total lease expense related to this short term lease was $-0- and $12,200 for the six months ended June 30, 2025 and 2024, respectively.

Operating Leases

The Company leases its office space pursuant to a two-year commercial lease amendment which commenced on March 1, 2024. For the three month periods ended June 30, 2025 and 2024, operating lease expense totaled $19,200 and $19,200, respectively, and for the six months ended June 30, 2025 and 2024, operating lease expense totaled $38,400 and $25,600, respectively.

The remaining weighted average lease term is 0.67 years and the weighted average discount rate is 9.5% as of June 30, 2025.

Future minimum lease payments as of June 30, 2025 are as follows:

2026	$52,000
Total minimum lease payments	52,000
Less: imputed interest	(1,812)
Present value of minimum lease payment	50,188
Less: current portion of lease obligation	50,188
Long-term lease obligation	$–

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at June 30, 2025 to purchase 2,358,797 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 64,606 are exercisable for cash at an exercise price of $5.00 per share, 10,267 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets, 106,424 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise, and 85,000 are exercisable for cash at exercise price of the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00 before July 30, 2024 and at trading value after being listed on July 30, 2024. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 27.27% to 37.58% and risk-free rates 3.99% to 5.54% in the period.

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

In January 2024, the Company issued a total of 52,409 shares of the Company’s common stock upon the cashless exercise of 94,607 common stock purchase warrants by Mr. Stuart. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $262,045.

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

In April 2025, the Company issued a total of 20,000 2025 Warrants and 20,000 shares of the Company’s common stock to two investors upon the conversion of $20,000 of 2025 Notes. The value of the warrants was $4,626 and was recorded as additional paid in capital.

In June 2025, the Company issued a total of 40,000 2025 Warrants and 40,000 shares of the Company’s common stock to two investors upon the conversion of $40,000 of 2025 Notes. The value of the warrants was $11,003 and was recorded as additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2024	2,268,535

Warrants granted	90,262
Warrants exercised	–
Warrants expired	–

Balance, June 30, 2025	2,358,797

Exercisable, June 30, 2025	2,358,797

As of June 30, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 0.5 years and have an estimated $549,184 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the fair market value of the stock at June 30, 2025 multiplied by the number of warrants.

NOTE I – STOCKHOLDERS’ EQUITY

In January 2024, the Company issued a total of 52,409 shares of the Company’s common stock upon the cashless exercise of 94,607 common stock purchase warrants by Mr. Stuart. Subsequently, the Company determined the fair value utilized to determine the number of shares issued was not indicative of recent common stock transactions. Accordingly, the Company recorded additional compensation expense of $262,045.

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

During the year ended December 31, 2024, the Company issued a total of 56,250 shares to the Company’s directors as compensation valued at $281,250 for services performed during 2024 with an additional $93,750 recorded as compensation for an additional 18,750 shares accrued for at year end December 31, 2024. The shares accrued for at year end were then issued during January 2025.

In March 2025, the Company issued a total of 5,262 2024 Warrants, 25,000 2025 Warrants, and 30,262 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2024 Notes along with $1,308 of accrued interest and $25,000 of 2025 Notes. The value of the warrants was $35,781 and was recorded as additional paid in capital.

In April 2025, the Company issued a total of 20,000 2025 Warrants and 20,000 shares of the Company’s common stock to two investors upon the conversion of $20,000 of 2025 Notes. The value of the warrants was $4,626 and was recorded as additional paid in capital.

In June 2025, the Company issued a total of 40,000 2025 Warrants and 40,000 shares of the Company’s common stock to Mr. Stuart and his affiliate upon the conversion of $40,000 of 2025 Notes. The value of the warrants was $11,003 and was recorded as additional paid in capital.

During the six months ended June 30, 2025, the Company recorded total stock compensation of $187,500 for shares earned by the Company’s directors as compensation for services performed during 2025. 18,750 of these shares were issued during April 2025 and 18,750 of these shares, with a value of $93,750, were accrued as of June 30, 2025.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has an accounts payable balance owed to Richardson & Associates in the amount of $253,772 as of June 30, 2025 and December 31, 2024. The Company incurred no expenses with Richardson & Associates during the three and six months ended June 30, 2025 and 2024, respectively. Mark Richardson is the owner of Richardson & Associates and he was a director of Wytec International, Inc. from September 2019 until November 2023.

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

In the first quarter of 2025, ERI purchased $20,000 of 2025 Notes, which 2025 Notes were converted in June 2025 for 20,000 shares of the Company’s common stock and 20,000 2025 Warrants.

In the second quarter of 2025, ERI purchased $20,000 of 2025 Notes.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased 12.5 units, each unit consisting of $50,000 7% promissory notes and five thousand common stock purchase warrants pursuant to a prior private placement made by the Company. The expiration date of the warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 34,623 shares. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The expiration date of the remaining 4,375 common stock purchase warrants was extended to January 31, 2024, and in January 2024 ERI exercised these warrants on a cashless basis for a total of 2,424 shares. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to nine times, in the Company’s sole discretion. The Company has exercised all nine extensions extending the maturity date of the note to February 13, 2026.

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

In August 2024, Mr. Stuart purchased $50,000 of 2024 Notes.

In the fourth quarter of 2024, Mr. Stuart purchased $75,000 of 2024 Notes.

In the second quarter of 2025, Mr. Stuart purchased $40,000 of 2025 Notes, $20,000 of which was converted in June 2025 for 20,000 shares of the Company’s common stock and 20,000 2025 Warrants.

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

In April 2025, the president of the Company loaned the Company $30,900 pursuant to an unsecured promissory note initially due on April 11, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In June 2025, the president of the Company loaned the Company $50,750 pursuant to an unsecured promissory note initially due on June 17, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

On June 26, 2025, the Company received $15,000 from the president of the Company (the “Advance”), which the Company recorded as a liability under “accounts payable, related party” pending entry into an unsecured promissory note.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of June 30, 2025 for prior consulting services.

NOTE K – CUSTOMER CONCENTRATIONS

For the six months ended June 30, 2025 and 2024, the Company generated $21,790, 100% and $35,746, 89% of its revenue from three customers, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE L – COMMITMENTS AND CONTINGENCIES

From time to time we are party to various legal proceedings arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At June 30, 2025 and December 31, 2024 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

See Note C in regards to commitments related to contracts with customers. See Note G in regards to commitments related to leases.

NOTE M – EMPLOYEE RETENTION CREDIT

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

NOTE N – SUBSEQUENT EVENTS

On July 2, 2025, the Advance was converted into an unsecured promissory note initially due on July 2, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In July 2025, the president of the Company loaned the Company $15,000 pursuant to an unsecured promissory note initially due on July 25, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In July 2025, the Company issued a total of 18,750 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the second quarter of 2025, valued at a total of $93,750.

In July 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025-2 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act (the “2025 Note Offering”). The 2025-2 Notes will initially be due and payable on or before March 31, 2026, unless extended by the Company for six months up to two times. The 2025 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater for 10 consecutive trading days and (ii) achieves an intraday or closing price of $5.00 for 10 consecutive trading days (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025-2 Notes, the Company will, no later than 30 trading days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025-2 Notes; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025-2 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025-2 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025-2 Warrants”). The 2025-2 Warrants will be exercisable until December 31, 2026 at an exercise price of $1.00, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market, the exercise price shall thereafter be the greater of (i) $1.00 or (ii) 85% of the average closing price of the Company’s common stock, as quoted on the public securities trading market on which the Company’s common stock is then traded with the highest volume. As of August 8, 2025, the Company has issued a total of $75,000 of 2025-2 Notes to six investors pursuant to this offering.

In August 2025, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note initially due on August 11, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

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

In August 2023, we entered into an agreement with Trabus Technologies (“Trabus”) to utilize Trabus’ algorithms for artificial intelligence (“AI”), and machine learning (“ML”) to facilitate the development of our gunshot detection and other smart sensors. Our agreement with Trabus also addresses the prototype we are currently developing for use in a pilot program (“Pilot Program”) to be offered to TXShare cooperative purchasing program members in the third or fourth quarter of 2025, which is expected to include our gunshot detection technology.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At June 30, 2025, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenue for the three months ended June 30, 2025 and 2024 was $19,183 and $25,514, respectively. The decrease in revenue of $6,331 or 25% was primarily due to decrease in revenue from our in-building cellular systems. Revenue for the six months ended June 30, 2025 and 2024 was $21,790 and $40,112, respectively. The decrease in revenue of $18,322 or 46% was primarily due to decrease in revenue from our in-building cellular systems.

Cost of sales for the three months ended June 30, 2025 and 2024 was $9,818 and $24,690, respectively. This decrease of $14,872, or 60%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems. Cost of revenues for the six months ended June 30, 2025 and 2024 was $9,818 and $24,953, respectively. This decrease of $15,135, or 61%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems.

Selling, general and administrative expenses were $641,921 for the three months ended June 30, 2025, as compared to $427,364 for the three months ended June 30, 2024, resulting in an increase of $214,557 or 50%. Contributing factors to the increase include an increase in professional and consulting fees of $141,172, an increase in payroll of $40,787, and an increase in marketing and advertising of $35,369 for the three months ended June 30, 2025. Selling, general and administrative expenses were $1,175,869 for the six months ended June 30, 2025, as compared to $1,754,580 for the six months ended June 30, 2024, resulting in a decrease of $578,711 or 35%. Contributing factors to the decrease include a decrease in stock compensation of $795,485 which was offset by an increase in professional and consulting fees of $59,947, an increase in payroll of $64,264, an increase in marketing and advertising of $54,412, and an increase in insurance expense of $51,887 for the six months ended June 30, 2025.

We estimate that we will need approximately $5,000,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2025 were $784,699 as compared to $997,814 during the six months ended June 30, 2024. The $213,115 decrease in cash used in operating activities was primarily due to an increase of accounts payable and accrued expenses and receipt of the employee retention credit receivable during the six months ended June 30, 2025 compared to the same period in 2024.

Cash Flow from Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2025 were $1,388 as compared to the cash flows used by investing activities of $1,899 during the six months ended June 30, 2024. Capital expenditures totaled $1,388 and $1,899 during the six months ended June 30, 2025 and 2024, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2025 were $772,650 as compared to $642,358 during the six months ended June 30, 2024. These receipts represent proceeds from the sale of shares of the Company’s common stock and common stock purchase warrants, and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of June 30, 2025, our cash balance was $97,262. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

The $335,000 other payable account balance at June 30, 2025 and December 31, 2024, represents sales of registered links and related equipment and services (“Links”) that have been funded by customers, for which the Company no longer expects to fulfill the related obligations to justify presenting as deferred revenue. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,044,556 at June 30, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through June 30, 2025 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

On December 14, 2023, FASB issued ASU 2023-09: Improvement to Income Tax Disclosures (Topic 740). The new standard was issued with the intent of expanding income tax expense presentation and note disclosure requirements. The Company is currently evaluating the effects of this standard, but the Company does not expect the standard to have a material impact on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses—including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense—in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2025, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities.

During the second quarter of 2025, the Company issued a total of $163,000 of convertible promissory notes (the “2025 Notes”) to 11 investors, including $40,000 of 2025 Notes to Mr. Christopher Stuart, a director of the Company, and $20,000 of 2025 Notes to an affiliate of Mr. Stuart, pursuant to a private placement that commenced in February 2025 in accordance with Rule 506(b) of Regulation D of the Securities Act. The 2025 Notes were initially due and payable on or before May 31, 2025 unless extended by the Company for six months up to two times. The maturity date of the 2025 Notes was extended to November 30, 2025. The 2025 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes included; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00. These warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume.

During the second quarter of 2025, the Company issued a total of 60,000 shares of the Company’s common stock and 60,000 common stock purchase warrants to four investors, including a total of 40,000 shares of the Company’s common stock and 40,000 common stock purchase warrants to Mr. Stuart and his affiliate, upon the conversion of $60,000 of 2025 Notes in accordance with Rule 506(b) of Regulation D of the Securities Act.

In April 2025, the Company issued a total of 18,750 shares of common stock to the Company’s five directors as compensation for services rendered during the fourth quarter of 2024 in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2025

