Form 10-Q
period 2025-09-30
WYTEC INTERNATIONAL INC
filed 2025-11-19
CIK 1560143

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 001-39478

Wytec International, Inc.

(Exact Name of registrant as specified in its charter)

Nevada	46-0720717
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

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

As of November 18, 2025, there were 17,022,867 shares outstanding of the registrant’s common stock.

WYTEC INTERNATIONAL, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WYTEC INTERNATIONAL, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets

Current assets:
Cash	$128,937	$110,699
Employee retention credit receivable	–	96,263
Other current assets	9,378	–
Inventory	30,041	30,041
Total current assets	168,356	237,003

Property and equipment, net	2,347	2,140
Operating lease, right-of-use assets	31,242	84,427

Total assets	$201,945	$323,570

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$781,615	$493,651
Accounts payable, related party	336,160	341,871
Other payable	335,000	335,000
Operating lease, right-of-use obligation, current portion	31,741	72,583
Contract liability	–	7,149
Promissory note, at fair value	157,000	–
Convertible promissory notes	1,311,544	615,000
Promissory notes, shareholders	911,650	730,000
Total current liabilities	3,864,710	2,595,254

Long-term liabilities:
Operating lease, right-of-use obligation, long term portion	–	12,844
	–	12,844

Total liabilities	3,864,710	2,608,098

Commitments and contingencies (See Note L)

Stockholders' deficit:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A convertible preferred stock, par value $0.001 per share, 4,100,000 shares designated, 100,000 shares issued and 0 shares outstanding at September 30, 2025 and December 31, 2024	100	100
Series B convertible preferred stock, par value $0.001 per share, 6,650,000 shares designated, 44,535 shares issued and 0 shares outstanding at September 30, 2025 and December 31, 2024	45	45
Common stock, par value $0.001 per share, 495,000,000 shares authorized, 16,923,492 and 16,751,980 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16,924	16,752
Additional paid-in capital	33,143,042	32,725,656
Accumulated deficit	(36,568,001)	(34,781,581)
Repurchased shares	(80,000)	(80,000)
Subscriptions payable	84,375	93,750
Treasury stock:
Series A convertible preferred stock, at cost, 100,000 shares	(179,368)	(179,368)
Series B convertible preferred stock, at cost, 44,535 shares	(79,882)	(79,882)
Total stockholders' deficit	(3,662,765)	(2,284,528)

Total liabilities and stockholders' deficit	$201,945	$323,570

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$2,359	$88,034	$24,149	$128,146
Cost of revenues	–	30,617	9,818	55,570

Gross profit	2,359	57,417	14,331	72,576

Expenses:
Selling, general and administrative	460,498	546,622	1,636,367	2,301,202
Research and development	–	150,653	38,770	308,764
Depreciation	274	5,333	1,181	22,050
Operating expenses, net	460,772	702,608	1,676,318	2,632,016

Net operating loss	(458,413)	(645,191)	(1,661,987)	(2,559,440)

Other expense:
Interest expense	65,032	18,681	124,433	56,244
Total other expense	65,032	18,681	124,433	56,244

Net loss	$(523,445)	$(663,872)	$(1,786,420)	$(2,615,684)

Weighted average number of common shares outstanding - basic and diluted	16,899,375	15,647,457	16,820,625	14,276,203

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.11)	$(0.18)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2025 and 2024

	Class A		Class B		Class C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	100,000	$100	44,535	$45	–	$–	16,751,980	$16,752
Conversion of note payable into common stock	–	–	–	–	–	–	30,262	30
Issuance of stock owed	–	–	–	–	–	–	18,750	19
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	–
Balance, March 31, 2025	100,000	$100	44,535	$45	–	$–	16,800,992	$16,801

Conversion of note payable into common stock	–	–	–	–	–	–	60,000	60
Issuance of stock owed	–	–	–	–	–	–	18,750	19
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended June 30, 2025	–	–	–	–	–	–	–	–
Balance, June 30, 2025	100,000	$100	44,535	$45	–	$–	16,879,742	$16,880

Conversion of note payable into common stock	–	–	–	–	–	–	25,000	25
Issuance of stock owed	–	–	–	–	–	–	18,750	19
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended September 30, 2025	–	–	–	–	–	–	–	–
Balance, September 30, 2025	100,000	$100	44,535	$45	–	$–	16,923,492	$16,924

Balance, January 1, 2024	100,000	$100	44,535	$45	1,000	$1	13,288,692	$13,287
Conversion of note payable into common stock	–	–	–	–	–	–	65,956	66
Warrants exercised for cash	–	–	–	–	–	–	59,504	60
Cashless warrant exercised	–	–	–	–	–	–	46,250	47
Stock issued to existing holders	–	–	–	–	–	–	154,840	155
Extension of warrants	–	–	–	–	–	–	–	–
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	–
Balance, March 31, 2024	100,000	$100	44,535	$45	1,000	$1	13,615,242	$13,615

Warrants exercised for cash	–	–	–	–	–	–	71,723	69
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	–
Balance, June 30, 2024	100,000	$100	44,535	$45	1,000	$1	13,686,965	$13,684

Conversion of series C shares for common shares	–	–	–	–	(1,000)	(1)	3,000,000	3,000
Conversion of note payable into common shares	–	–	–	–	–	–	5,005	5
Stock to be issued for board member compensation	–	–	–	–	–	–	–	–
Issuance of stock owed	–	–	–	–	–	–	37,500	38
Warrants exercised for cash	–	–	–	–	–	–	2,560	3
Warrants issued as compensation	–	–	–	–	–	–	–	–
Net loss for the three months ended September 30, 2024	–	–	–	–	–	–	–	–
Balance, September 30, 2024	100,000	$100	44,535	$45	–	$–	16,732,030	$16,730

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

(Continued)

	Class A Preferred		Class B Preferred		Additional				Total Stockholders'
	Treasury Stock		Treasury Stock		Paid-in	Repurchased	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Payable	Deficit	(Deficit)
Balance, January 1, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,725,656	$(80,000)	$93,750	$(34,781,581)	$(2,284,528)
Conversion of note payable into common stock	–	–	–	–	51,278	–	–	–	51,308
Issuance of stock owed	–	–	–	–	93,731	–	(93,750)	–	–
Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750
Net loss for the three months ended March 31, 2025	–	–	–	–	–	–	–	(571,318)	(571,318)
Balance, March 31, 2025	100,000	$(179,368)	44,535	$(79,882)	$32,870,665	$(80,000)	$93,750	$(35,352,899)	$(2,710,788)

Conversion of note payable into common stock	–	–	–	–	59,940	–	–	–	60,000
Issuance of stock owed	–	–	–	–	93,731	–	(93,750)	–	–
Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750
Net loss for the three months ended June 30, 2025	–	–	–	–	–	–	–	(691,657)	(691,657)
Balance, June 30, 2025	100,000	$(179,368)	44,535	$(79,882)	$33,024,336	$(80,000)	$93,750	$(36,044,556)	$(3,248,695)

Conversion of note payable into common stock	–	–	–	–	24,975	–	–	–	25,000
Issuance of stock owed	–	–	–	–	93,731	–	(93,750)	–	–
Stock to be issued for board member compensation	–	–	–	–	–	–	84,375	–	84,375
Net loss for the three months ended September 30, 2025	–	–	–	–	–	–	–	(523,445)	(523,445)
Balance, September 30, 2025	100,000	$(179,368)	44,535	$(79,882)	$33,143,042	$(80,000)	$84,375	$(36,568,001)	$(3,662,765)

Balance, January 1, 2024	100,000	$(179,368)	44,535	$(79,882)	$30,558,906	$(80,000)	$–	$(31,109,214)	$(876,125)

Conversion of note payable into common stock	–	–	–	–	329,713	–	–	–	329,779
Warrants exercised for cash	–	–	–	–	297,460	–	–	–	297,520
Cashless warrant exercised	–	–	–	–	(47)	–	–	–	–
Stock issued to existing holders	–	–	–	–	774,045	–	–	–	774,200
Extension of warrants	–	–	–	–	21,285	–	–	–	21,285
Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750
Net loss for the three months ended March 31, 2024	–	–	–	–	–	–	–	(1,370,357)	(1,370,357)
Balance, March 31, 2024	100,000	$(179,368)	44,535	$(79,882)	$31,981,362	$(80,000)	$93,750	$(32,479,571)	$(729,948)

Warrants exercised for cash	–	–	–	–	358,544	–	–	–	358,613
Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750
Net loss for the three months ended June 30, 2024	–	–	–	–	–	–	–	(581,455)	(581,455)
Balance, June 30, 2024	100,000	$(179,368)	44,535	$(79,882)	$32,339,906	$(80,000)	$187,500	$(33,061,026)	$(859,040)

Conversion of series C shares for common shares	–	–	–	–	(2,999)	–	–	–	–
Conversion of note payable into common shares	–	–	–	–	25,021	–	–	–	25,026
Stock to be issued for board member compensation	–	–	–	–	–	–	93,750	–	93,750
Issuance of stock owed	–	–	–	–	187,462	–	(187,500)	–	–
Warrants exercised for cash	–	–	–	–	12,797	–	–	–	12,800
Warrants issued as compensation	–	–	–	–	41,888	–	–	–	41,888
Net loss for the three months ended September 30, 2024	–	–	–	–	–	–	–	(663,872)	(663,872)
Balance, September 30, 2024	100,000	$(179,368)	44,535	$(79,882)	$32,604,075	$(80,000)	$93,750	$(33,724,898)	$(1,349,448)

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(1,786,420)	$(2,615,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,181	22,050
Stock based compensation	271,875	1,118,623
Non-cash lease expense	53,185	39,018
FVO adjustment for debt discount and debt issuance costs	30,550	–
Decrease (increase) in operating assets
Accounts receivable	–	(5,600)
Inventory	–	262
Employee retention credit receivable	96,263	–
Other current assets	(9,378)	(5,518)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	265,722	49,113
Accounts payable, related party	(5,711)	60,800
Contract liability	(7,149)	(11,315)
Operating lease liability	(53,686)	(38,318)
Net cash used in operating activities	(1,143,568)	(1,386,569)

Cash flows from investing activities
Purchase of equipment	(1,388)	(1,899)
Net cash used in investing activities	(1,388)	(1,899)

Cash flows from financing activities
Proceeds from promissory notes, shareholders	191,750	–
Proceeds from issuance of convertible promissory notes	831,444	275,000
Proceeds from promissory note, at fair value	157,000	–
Payment of debt issuance costs on promissory note, at fair value	(7,000)	–
Payments on promissory notes, shareholders	(10,000)	–
Payments on notes payable	–	(18,773)
Proceeds from exercise of warrants	–	668,933
Net cash provided by financing activities	1,163,194	925,160

Net increase (decrease) in cash	18,238	(463,308)
Cash - beginning of period	110,699	564,760
Cash - end of period	$128,937	$101,452

Supplemental disclosures:
Interest paid	$14,496	$7,207

Non-cash investing and financing activities:
Conversion of accrued interest and note payable into common stock	$136,308	$354,805
ROU assets and operating lease obligations recognized	$–	$140,361

See accompanying notes to unaudited financial statements

WYTEC INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2025, as amended on July 14, 2025. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Description of Business: Wytec International, Inc. (“Wytec,” “we,” “our,” “us,” or the “Company”), a Nevada corporation, is a designer and developer of patented small cell technology, which we call the “LPN-16,” and wide area networks designed to support 5G network deployments across the United States. Wytec offers in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution (“private LTE”) solutions utilizing multiple vendors through Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors. Concurrently, Wytec plans to commercialize a multichannel transmission product that integrates in-building cellular, private LTE, and gunshot detection services with its LPN-16 in 2026. Wytec was previously involved in the sale of wired and wireless services, including products, wireless data cards, back-office platform and rate plans to commercial and enterprise clients and was also engaged in the sale of Federal Communications Commission (“FCC”) registered links (“Links”) participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allowed qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment.

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

The Company earns revenues from contracts with customers for sales and installation of cellular enhancement equipment and support agreements. Revenue from the sale and installation of cellular enhancement equipment is recognized either when the installation is completed or as the Company installs the cellular enhancement equipment, depending on the complexity of the system, such as the degree of customization of the equipment being installed, and the agreement with the customer. Revenue from the installation of systems, which management believes have an alternative use, is recognized upon customer acceptance. This assessment, at contract inception, is based on the combination of equipment ordered, the services performed and whether or not material effort, within the context of the contract, would be required to rework the equipment for another project. For example, such contracts are usually completed within 30-45 days. In larger more complex projects where the Company is creating an asset for the customer with no alternative use and has an enforceable right to payment for performance prior to contract completion, we recognize revenue utilizing the percentage of completion method. This method measures completion based on management’s estimate of total costs to complete each contract because management considers total costs to be the best available measure of progress on the contract. During the three and nine months ended September 30, 2025 and 2024, all sales and installation revenue were recognized when the installation was completed.

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

After being listed for trading on the OTCBQ market on July 30, 2024, the Company used the fair value of its common stock based on the OTCQB market trading value. The expected term of the warrants is estimated using the contractual life as the Company has no historical information from which to develop reasonable expectations about future exercise patterns. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of warrants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Recently Issued Accounting Standards: We have reviewed the standards issued by the Financial Accounting Standards Board (“FASB”) through September 30, 2025 and which are not yet effective. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncement will have a material impact on its financial statements.

On December 14, 2023, FASB issued ASU 2023-09: Improvement to Income Tax Disclosures (Topic 740). The new standard was issued with the intent of expanding income tax expense presentation and note disclosure requirements. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses—including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense—in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our disclosures and is not planning to early adopt.

NOTE B – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,568,001 at September 30, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating and approximately $2,400,000 of financing commitments for the next twelve months from the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2025, our cash balance was $128,937. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Timing of Revenue Recognition

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Point in Time	$–	$84,210	$17,000	$105,110
Over Time	2,359	3,824	7,149	23,036
	$2,359	$88,034	$24,149	$128,146

The Company earns revenues from in-building cellular systems and network services. Revenues from the sale and installation of in-building cellular systems, including fixed wireless, SmartDAS, and 4G LTE, totaled $-0- and $84,210 during the three months ended September 30, 2025 and 2024, respectively, and $17,000 and $105,110 during the nine months ended September 30, 2025 and 2024, respectively. The contracts for the sale of in-building cellular systems generally include the performance obligation to sell and install (including testing, commissioning and integration services) equipment. The amount of revenue earned related to the sales of equipment was $-0- and $66,210 during the three months ended September 30, 2025 and 2024, respectively, and $10,000 and $77,410 during the nine months ended September 30, 2025 and 2024, respectively. The amount of revenue earned related to installation and other services was $-0- and $18,000 during the three months ended September 30, 2025 and 2024, respectively, and $-0- and $27,700 during the nine months ended September 30, 2025 and 2024, respectively. The performance obligation for the sale of equipment is deemed to be satisfied on the date the customer takes physical possession of the equipment and has control of the equipment. For installation, testing, commissioning and integration services, the Company measures progress toward complete satisfaction of the performance obligations ratably as the services are performed.

Revenues from network and other services totaled $2,359 and $3,824 during the three months ended September 30, 2025 and 2024, respectively, and $7,149 and $23,036 during the nine months ended September 30, 2025 and 2024, respectively. Network service revenues are recognized each month as services are rendered.

The Company’s contracts for support services are typically for terms of one year or less. The aggregate amount of contract performance obligation as of September 30, 2025 that the Company expects to recognize over the next year is $-0-.

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Telecommunication equipment and computers	$301,273	$299,943
Vehicle	23,805	23,805
Office furniture and fixtures	9,029	9,029
Less: accumulated depreciation	(331,760)	(330,579)

	$2,347	$2,140

Depreciation expense for the three months ended September 30, 2025 and 2024 was $274 and $5,333, respectively. Depreciation expense for the nine months ended September 30, 2025, and 2024 was $1,181 and $22,050, respectively.

NOTE E – DEBT

The Company’s debt consists of the following:

	September 30,	December 31,
	2025	2024
Unsecured promissory note payable to a director of the Company, at 7% per annum, due in February 2026	$625,000	$625,000

Unsecured promissory note payable to the president of the Company, at 5% per annum, due in April 2025, paid in full in April 2025.	–	10,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	55,000	55,000

Secured convertible promissory notes payable to various investors, at 9.5% per annum, due on December 31, 2025	535,000	560,000

Unsecured convertible promissory note payable to a shareholder, at 9.5% per annum, due on December 31, 2025	50,000	50,000

Unsecured promissory note payable to the president of the Company, at 7% prior to April 1, 2025 and 7.5% per annum thereafter, due on March 31, 2026	25,000	25,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in April 2026	10,000	10,000

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in December 2025	10,000	10,000

Secured convertible promissory notes payable to various investors, at 0% per annum, due on November 30, 2025	556,000	–

Secured convertible promissory notes payable to various investors, at 0% per annum, due on March 31, 2026	165,544	–

Unsecured promissory notes payable to the president of the Company, at 7% per annum, due in January 2026	35,000	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in April 2026	30,900	–

Unsecured promissory note payable to the president of the Company, at 7% per annum, due in June 2026	50,750	–

Unsecured promissory notes payable to the president of the Company, at 7% per annum, due in July 2026	40,000	–

Unsecured promissory notes payable to the president of the Company, at 7% per annum, due in August 2026	15,000	–

Unsecured promissory notes payable to the president of the Company, at 7% per annum, due in September 2026	20,000	–

Unsecured promissory note payable to a lending company measured under the fair value option, due in installments through June 2026	157,000	–

Total	$2,380,194	$1,345,000

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

In January 2023, the president of the Company loaned the Company $25,000 pursuant to an unsecured promissory note initially due on March 31, 2024 and initially bearing simple interest at a rate of 7% per annum. The note was amended in March 2025 to allow the Company to extend the maturity date up to six months, six times instead of two times, in the Company’s sole discretion, in consideration for increasing the interest rate of the note to 7.5%, effective April 1, 2025. The Company has exercised four extensions extending the maturity date of the note to March 31, 2026.

In February 2023, we commenced an offering of up to $25,000,000 of 9.5% secured convertible promissory notes (“2023 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2024 and will be secured by a perfected recorded first priority security interest in the Company’s LPN-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2023 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in the public offering. If the 2023 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2023 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (the “2023 Warrants”). The 2023 Warrants will be exercisable until December 31, 2024 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on a public securities trading market. As of September 30, 2025, the Company had issued a total of $2,289,515 of 2023 Notes pursuant to this offering which ended in October 2023, including $1,925,000 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2023 and $309,515 of which was converted into common stock and 2023 Warrants during the year ended December 31, 2024. In December 2024, the maturity date of the remaining $55,000 of 2023 Notes held by two investors was extended to December 31, 2025 in consideration for extending the expiration date of the 2023 Warrants, if issued, to December 31, 2025.

In July 2024, we commenced an offering of up to $10,000,000 of 9.5% secured convertible promissory notes (“2024 Notes”) pursuant to a private placement in accordance with Rule 506(c) of Regulation D of the Securities Act. The 2024 Notes together with all accrued and unpaid interest will be payable on or before December 31, 2025 and will be secured by a perfected recorded subordinate security interest in the Company’s LP-16 patent. If the Company’s common stock is listed on the NASDAQ Capital Markets on or before the maturity date, the outstanding 2024 Notes will automatically be converted into shares of the Company’s common stock at a rate equal to the price per share in a public offering or, in the event of a direct listing of the Company’s common stock, the reference price on the closing date of the listing. If the 2024 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2024 Notes into shares of the Company’s common stock at a rate equal to $5.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $5.00 (“2024 Warrants”). The 2024 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) five dollars ($5.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets. As of September 30, 2025, the Company has issued a total of $585,000 of 2024 Notes pursuant to this offering, including $50,000 of which was purchased by Mr. Stuart and $50,000 of which was converted into common stock and 2024 Warrants.

In October 2024, the president of the Company loaned the Company $10,000 pursuant to an unsecured promissory note due on October 28, 2025. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times. The Company has exercised one extension extending the maturity date of the note to April 28, 2026.

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

In February 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act (the “2025 Note Offering”). The 2025 Notes were initially due and payable on or before May 31, 2025, unless extended by the Company for six months up to two times. The Company has exercised one extension extending the maturity date of the 2025 Notes to November 30, 2025. The 2025 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if on any trading day following the issuance of the 2025 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater and (ii) achieves an intraday or closing price of $5.00 (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025 Notes, the Company will, no later than 30 days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025 Notes; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025 Warrants”). The 2025 Warrants will be exercisable until December 31, 2025 at an exercise price equal to the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume. As of September 30, 2025, the Company has issued a total of $666,000 of 2025 Notes pursuant to this offering, including $40,000 of which was purchased by Mr. Stuart, $40,000 of which was purchased by an affiliate of Mr. Stuart, and $10,000 of which was purchased by the president of the Company. In assessing whether the automatic conversion feature of our convertible debt instruments meets the definition of a derivative under ASC 815, we evaluated the net settlement criterion, including whether the underlying shares are readily convertible to cash. Any shares directly received from the automatic conversion are restricted from resale under Rule 144 of the Securities Act, which governs the public resale of restricted securities. As a result, while the shares are restricted from resale under Rule 144 of the Securities Act, they are not considered readily convertible to cash, and the net settlement criterion is not satisfied. Consequently, the automatic conversion feature does not qualify for derivative accounting treatment under ASC 815 during this period. We will continue to reassess the classification on an ongoing basis, and if the restriction lapses and the shares become freely tradable in an active market, the conversion feature and associated warrants may subsequently meet the net settlement criterion and be re-evaluated for derivative classification. The issuance of shares and related warrants upon exercise of the optional conversion feature will be accounted for upon exercise of the conversion option. As of September 30, 2025, $110,000 of 2025 Notes was converted into common stock and 2025 warrants, including a total of $40,000 of which was converted by Mr. Stuart and his affiliate. These shares and the shares underlying the warrants are subject to the resale restrictions under Rule 144 of the Securities Act and, therefore, the related warrants do not meet the definition of a derivative under ASC 815.

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

In July 2025, we commenced an offering of up to $1,000,000 of convertible promissory notes (“2025-2 Notes”) pursuant to a private placement in accordance with Rule 506(b) of Regulation D of the Securities Act (the “2025-2 Note Offering”). The 2025-2 Notes will initially be due and payable on or before March 31, 2026, unless extended by the Company for six months up to two times. The 2025-2 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if following the issuance of the 2025-2 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater for 10 consecutive trading days and (ii) achieves an intraday or closing price of $5.00 for 10 consecutive trading days (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025-2 Notes, the Company will, no later than 30 trading days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025-2 Notes; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025-2 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025-2 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025-2 Warrants”). The 2025-2 Warrants will be exercisable until December 31, 2026 at an exercise price of $1.00, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market, the exercise price shall thereafter be the greater of (i) $1.00 or (ii) 85% of the average closing price of the Company’s common stock, as quoted on the public securities trading market on which the Company’s common stock is then traded with the highest volume. As of September 30, 2025, the Company has issued a total of $165,544 of 2025-2 Notes to 13 investors pursuant to this offering, including $10,000 of which was purchased by an affiliate of Mr. Stuart. In assessing whether the automatic conversion feature of our convertible debt instruments meets the definition of a derivative under ASC 815, we evaluated the net settlement criterion, including whether the underlying shares are readily convertible to cash. Any shares directly received from the automatic conversion are restricted from resale under Rule 144 of the Securities Act, which governs the public resale of restricted securities. As a result, while the shares are restricted from resale under Rule 144 of the Securities Act, they are not considered readily convertible to cash, and the net settlement criterion is not satisfied. Consequently, the automatic conversion feature does not qualify for derivative accounting treatment under ASC 815 during this period. We will continue to reassess the classification on an ongoing basis, and if the restriction lapses and the shares become freely tradable in an active market, the conversion feature and associated warrants may subsequently meet the net settlement criterion and be re-evaluated for derivative classification. The issuance of shares and related warrants upon exercise of the optional conversion feature will be accounted for upon exercise of the conversion option. As of September 30, 2025, $-0- have been converted into common shares.

In July 2025, the president of the Company loaned the Company $15,000, $10,000, and $15,000 pursuant to three unsecured promissory notes initially due on July 2, 2026, July 7, 2026, and July 25, 2026, respectively. The notes bear simple interest at a rate of 7% per annum. The maturity dates of the notes may be extended by an additional six months in the sole discretion of the Company up to four times.

In August 2025, the president of the Company loaned the Company $10,000 and $5,000 pursuant to two unsecured promissory notes initially due on August 11, 2026 and August 29, 2026, respectively. The notes bear simple interest at a rate of 7% per annum. The maturity dates of the notes may be extended by an additional six months in the sole discretion of the Company up to four times.

In September 2025, the president of the Company loaned the Company $20,000 pursuant to an unsecured promissory note due on September 9, 2026. The note bears simple interest at a rate of 7% per annum. The maturity date of the note may be extended by an additional six months in the sole discretion of the Company up to four times.

In September 2025, the Company sold an unsecured promissory note with an original face value of $180,550 and payments due through June 30, 2026 to a lending company. The note was sold at $157,000, a discount of $23,550, and issuance costs incurred and paid from the funds received were $7,000. The discount of $23,550 and the $7,000 debt issuance costs were expensed upon issuance as interest expense. The note carries an effective interest rate of 52.3%   and is measured under the fair value option (see Note K - Fair Value Measurements). Total accrued interest on the promissory note at September 30, 2025 was $2,752.

NOTE F – REPURCHASE AGREEMENT

In April 2020, we entered into a Repurchase and General Release Agreement with one shareholder pursuant to which we promised to pay the amount of $200,000 due on December 31, 2020 in exchange for 40,000 shares of common stock and 40,000 shares of Series B Preferred Stock (which shares automatically converted into 40,000 shares of common stock in April 2022). The agreement stated that the Company was to make $10,000 monthly installments with the balance payable on the maturity date. The agreement contains a feature that allows the Company to extend the maturity date of the amount payable to March 31, 2021 in the Company’s sole discretion, and if the Company exercises this option, the $10,000 monthly installments will continue until the extended maturity date on which date the remaining balance will be due. During the quarter ended December 31, 2020, the Company extended the maturity date under the terms of the agreement to March 2021. The Company made payments in the amount of $80,000, however, the shareholder has not properly returned the shares so they may be canceled. As the shares had not been properly returned, the Company is not obligated, per the agreement, to pay any monies and the $80,000 was paid in good faith that the shares would be returned. The Company is pursuing action against the shareholder to get the shares returned or get the monies paid returned. Until such time, the $80,000 payments have been recorded as a reduction of equity.

NOTE G – LEASES

Short Term Leases

The Company leased its office space on a month to month basis until February 29, 2024. There was no lease expense related to this short term lease for the three months ended September 30, 2025 and 2024. Total lease expense related to this short term lease was $-0- and $12,200 for the nine months ended September 30, 2025 and 2024, respectively.

Operating Leases

The Company leases its office space pursuant to a two-year commercial lease amendment which commenced on March 1, 2024. For the three month periods ended September 30, 2025 and 2024, operating lease expense totaled $19,200 and $19,200, respectively, and for the nine months ended September 30, 2025 and 2024, operating lease expense totaled $57,600 and $44,800, respectively.

The remaining weighted average lease term is 0.41 years and the weighted average discount rate is 9.5% as of September 30, 2025.

Future minimum lease payments as of September 30, 2025 are as follows:

2026	$32,500
Total minimum lease payments	32,500
Less: imputed interest	(759)
Present value of minimum lease payment	31,741
Less: current portion of lease obligation	31,741
Long-term lease obligation	$–

NOTE H – WARRANTS

The Company has common stock purchase warrants outstanding at September 30, 2025 to purchase 2,383,797 shares of common stock, all of which are exercisable until various dates through October 11, 2026. The warrants are exercisable at the following amounts and rates: 2,000,000 are exercisable on a cash or cashless basis at an exercise price of $1.00 per share, 92,500 are exercisable on a cash or cashless basis at an exercise price of $5.00 per share, 64,606 are exercisable for cash at an exercise price of $5.00 per share, 10,267 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the 10-day moving average of the Company’s public trading price if the Company’s securities are trading on the NASDAQ Capital Markets, 106,424 are exercisable for cash at an exercise price of the greater of (i) $5.00 per share or (ii) 85% of the average closing price of our common stock, as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately prior to the date of exercise, and 110,000 are exercisable for cash at exercise price of the greater of (i) one dollar ($1.00) or (ii) eighty-five percent (85%) of the 10-day moving average of the Company’s public trading price as quoted on the OTC Markets or equivalent or higher public securities trading market on which the Company’s common stock is then traded with the highest volume.

To calculate the fair value of stock warrants at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on historical volatilities of selected peer group companies. Management estimated the fair value of the underlying common stock by utilizing the discounted cash flow method and the prior transaction method approaches and determined a fair value of $5.00 before July 30, 2024 and at trading value after being listed on July 30, 2024. Management estimates the average volatility considering current and future expected market conditions. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Each issuance is individually valued according to this procedure as of the date of issue with maturity dates through October 11, 2026, volatility estimates between 27.27% to 186.12% and risk-free rates 3.99% to 5.54% in the period.

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

In September 2025, the Company issued a total of 25,000 2025 Warrants and 25,000 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2025 Notes. The value of the warrants was $8,810 and was recorded as additional paid in capital.

The following is a summary of activity and outstanding common stock warrants:

# of Warrants
Balance, December 31, 2024	2,268,535

Warrants granted	115,262
Warrants exercised	–
Warrants expired	–

Balance, September 30, 2025	2,383,797

Exercisable, September 30, 2025	2,383,797

As of September 30, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 0.26 years and have an estimated $1,229,177 aggregate intrinsic value. The intrinsic value is calculated by taking the difference between the exercise price and the fair market value of the stock at September 30, 2025 multiplied by the number of warrants.

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

In September 2025, the Company issued a total of 25,000 2025 Warrants and 25,000 shares of the Company’s common stock to one investor upon the conversion of $25,000 of 2025 Notes. The value of the warrants was $8,810 and was recorded as additional paid in capital.

During the nine months ended September 30, 2025, the Company recorded total stock compensation of $271,875 for shares earned by the Company’s directors as compensation for services performed during 2025. 18,750 of these shares were issued during April 2025, 18,750 of these shares were issued in July 2025 and 16,875 of these shares, with a value of $84,375, were accrued as of September 30, 2025.

NOTE J – RELATED PARTY TRANSACTIONS

In January 2022, the Company issued 40,000 warrants to purchase up to 40,000 shares of Wytec’s common stock on a cash or cashless basis to ERI in consideration for making the $250,000 line of credit available to Wytec. The expiration date of these warrant was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 22,159 shares of the Company’s common stock.

In January 2024, a total of 7,500 warrants acquired by ERI in 2021 were exercised on a cashless basis by ERI for a total of 4,155 shares of the Company’s common stock.

In May 2024, ERI exercised 35,617 warrants and 10,320 2023 Warrants in accordance with the Company’s offer to existing warrant holders described in Note H for a total of 45,937 shares and the expiration date and exercise price of ERI’s remaining 35,616 warrants and 10,320 2023 Warrants were adjusted to December 31, 2025 and $5.00 per share, respectively.

During 2025, ERI purchased a total of $40,000 of 2025 Notes and $10,000 of 2025-2 Notes, of which $20,000 of 2025 Notes were converted in June 2025 for 20,000 shares of the Company’s common stock and 20,000 2025 Warrants.

In February 2020, Mr. Christopher Stuart, a director of the Company, purchased the $625,000 Note and 62,500 warrants described in Note E pursuant to a prior private placement made by the Company. The expiration date of the warrants was extended to January 31, 2024, and in January 2024, these warrants were exercised on a cashless basis for a total of 34,623 shares. The accrued interest on the 7% promissory note was credited to ERI and converted into units every six months at the conversion rate of $5.00 per unit, each unit consisting of one share of common stock and one common stock purchase warrant, pursuant to the Company’s prior private placement of units or a total of 13,125 units through August 31, 2021. In December 2021, ERI exercised 8,750 of these common stock purchase warrants at an exercise price of $5.00 per share or a total $43,750 for 8,750 shares of the Company’s common stock. The expiration date of the remaining 4,375 common stock purchase warrants was extended to January 31, 2024, and in January 2024 ERI exercised these warrants on a cashless basis for a total of 2,424 shares. The note, as amended, contains a feature that allows the Company to extend the maturity date up to six months up to nine times, in the Company’s sole discretion. The Company has exercised all nine extensions extending the maturity date of the note to February 13, 2026.

In January 2024, Mr. Stuart exercised 32,107 warrants on a cashless basis for a total of 17,786 shares of the Company’s common stock.

In December 2024, the Company extended the expiration date of a total of 123,924 warrants owned by Mr. Stuart from December 31, 2024 to December 31, 2025 in consideration for allowing the Company to extend the maturity date of the $625,000 Note, as amended, by nine additional six month periods instead of seven additional six month periods.

During 2024, Mr. Stuart purchased a total of $125,000 of 2024 Notes.

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

In January 2023, the president of the Company loaned $25,000 to the Company pursuant to an unsecured promissory note initially due on March 31, 2024 and initially bearing simple interest at a rate of 7% per annum. The note was amended in March 2025 to allow the Company to extend the maturity date up to six months, six times instead of two times, in the Company’s sole discretion, in consideration for increasing the interest rate of the note to 7.5%, effective April 1, 2025. The Company has exercised four extensions extending the maturity date of the note to March 31, 2025.

During 2024, the president of the Company loaned the Company a total of $20,000 pursuant to two unsecured promissory notes initially due on October 28, 2025 and December 9, 2025, respectively. The notes bear simple interest at a rate of 7% per annum and the maturity date of each note may be extended by an additional six months in the sole discretion of the Company up to four times.

In the first quarter of 2025, the president of the Company purchased $10,000 of 2025 Notes.

During 2025, the president of the Company loaned the Company a total of $191,650 pursuant to 11 unsecured promissory notes initially due on various dates between January 3, 2026 and September 9, 2026. These notes bear simple interest at a rate of 7% per annum and the maturity date of each note may be extended by an additional six months in the sole discretion of the Company up to four times.

The Company has an accounts payable balance owed to Mr. Robert Cook in the amount of $7,100 as of September 30, 2025 for prior consulting services. Mr. Cook was a director of the Company until August 15, 2025.

NOTE K – FAIR VALUE MEASUREMENTS

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of inventories, other current assets, accounts payable and other non-current liabilities approximate their fair values because of the short turnover of these instruments.

See Note E – Debt for further information regarding the convertible promissory notes.

Fair Value Option (“FVO”) Election – Convertible promissory note payable

As of September 30, 2025, the Company had an outstanding promissory note (“FVO note”), convertible only upon a default event, which is accounted for under the fair value option. Under FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within interest expense in the accompanying   condensed statements of operations. The FVO note is measured at fair value and categorized within Level 3 of the fair value hierarchy.

The estimated fair value of the FVO note as of September 30, 2025 was computed by calculating the present value of the future expected cash flows under an implied interest rate of 52.3%. The FVO note was sold at a discount of $23,550 which was expensed upon issuance as interest expense as part of the fair value option. Then a total of $2,752 was accrued and expensed as additional interest at quarter end September 30, 2025. The conversion feature is only applicable under a default event. As of September 30, 2025, the Company has estimated the risk of a default event as negligible. There has been no change in fair value estimation recorded in the accompanying condensed statements of operations.

NOTE L – CUSTOMER CONCENTRATIONS

For the nine months ended September 30, 2025 and 2024, the Company generated $21,790, 100% and $121,509, 95% of its revenue from three customers, respectively. We continue to endeavor to diversify our customer base and make efforts to mitigate the risk associated with excess concentration of sales from a limited number of customers.

NOTE M – COMMITMENTS AND CONTINGENCIES

From time to time we are party to various legal proceedings arising in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes could have a material adverse effect on our financial statements.

At September 30, 2025 and December 31, 2024 our other payable balance of $335,000 consists of amounts billed and collected before services related to Links previously sold by the Company had been completed and was reclassified from deferred revenue to other payable due to the Company’s exiting the business of installing Links. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

See Note C in regards to commitments related to contracts with customers. See Note G in regards to commitments related to leases.

NOTE N – EMPLOYEE RETENTION CREDIT

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

NOTE O – SUBSEQUENT EVENTS

In October 2025, the Company issued a total of 16,875 shares of the Company’s common stock to the Company’s five directors as compensation for services provided to the Company during the third quarter of 2025, valued at a total of $84,375.

In October 2025, the Company issued a total of 90,000 2025 Warrants and 90,000 shares of the Company’s common stock to one investor upon the conversion of $90,000 of 2025 Notes and 2,500 2025-2 Warrants and 2,500 shares of the Company’s common stock to one investor upon the conversion of $2,500 of 2025-2 Notes.

In October 2025, the Company issued a total of $40,500 of 2025-2 Notes to five investors.

In October 2025, the Company entered into a securities purchase agreement with a lending company pursuant to which the Company sold the lending company an unsecured promissory note with an original face value of $180,550. The note included an original issue discount of $23,550 and was purchased for an aggregate of $157,000. A one-time interest charge of 12% was applied to the principal amount on the issuance date. The note is due in installments through October 3, 2026.

In October 2025, the Company entered into a securities purchase agreement with a lending company pursuant to which the Company sold the lending company an unsecured promissory note with an original face value of $94,300. The note included an original issue discount of $12,300 and was purchased for an aggregate of $82,000. A one-time interest charge of 12% was applied to the principal amount on the issuance date. The note is due in installments through August 15, 2026.

In November 2025, the Company issued a total of 10,000 2025 Warrants and 10,000 shares of the Company’s common stock to one investor upon the conversion of $10,000 of 2025 Notes.

In November 2025, the Company issued a total of $23,000 of 2025-2 Notes to two investors.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue our business;

(e)	insufficient revenue to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of warrants or conversion of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers;

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

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

Overview of Current Operations

Wytec is a developer of wide area networks (“WANs”) utilizing small cell technology and wide area networks designed to support the rapidly growing Internet of Things (“IOT”) solutions across the world. Currently the Company offers in-building cellular (known as a distributed antenna system, “DAS”) and private Long-term Evolution “private LTE” solutions utilizing private distributor agreements along with a channel agreement with Synnex Corporation, a leading distributor and solutions aggregator hosting more than 22,000 technology vendors across the world. Concurrently, Wytec is the owner of patented technologies, including small cell technology, known as the “LPN-16,” designed to support a dense neutral host citywide 5G network supporting multiple solutions such as driverless cars, 5G cellular support, gunshot detection, and drug (Vape/THC/Fentanyl) detection technology utilizing utility pole management services. Small cell technology is purported by PricewaterhouseCoopers to be the key component to 5G deployment.

In August 2023, we entered into an agreement with Trabus Technologies (“Trabus”) to utilize Trabus’ algorithms for artificial intelligence (“AI”), and machine learning (“ML”) to facilitate the development of our gunshot detection and other smart sensors. Our agreement with Trabus also addresses the prototype we are currently developing for use in a pilot program to be offered to TXShare cooperative purchasing program members in 2026, which is expected to include our gunshot detection technology.

On September 30, 2024, we filed five patent applications centered on our AI-driven gunshot detection technology, securing protection in the United States and laying the groundwork for international coverage. In March 2025, the U.S. Patent and Trademark Office issued U.S. Patent No. 12,271,971 for our Smart Sensor System for Threat Detection, and we are pursuing a divisional application directed to a Smart Sensor System and Method for Threat Detection and Response Based on Detection of a Vocal Phrase. Complementing the U.S. filings, we submitted four Patent Cooperation Treaty applications—Smart Sensor System for Threat Detection; Smart Sensor System for Threat Detection and Method Thereof; Threat Detection System Employing Multiple Models; and Smart Sensor System and Method for Threat Detection and Response Based on Detection of a Vocal Phrase—with national phase entries anticipated in 2026.

While our portfolio is anchored in firearm discharge detection to help protect students, the technology also extends to identifying harmful drugs entering school districts. With these additional patents, we expect to adapt our platform to a range of industries. Our AI gunshot technology complements our existing patented LPN-16 technology.

We expect 5G to have a transformative impact on the economy and we believe that 5G and the next generation “6G” will rely substantially on citywide deployments utilizing small cell technology to facilitate this impact. We believe our enhanced LPN-16 technology with our recent addition of AI and ML can solve many of the long-term challenges faced by operators needing access to implement their 5G initiatives. It can also assist cities challenged with on-going technology upgrades, network growth demands, political hurdles, and new business models needed to realize the benefits of a 5G network. In addition to aligning with technical and governmental issues, the LPN-16 is designed to meet the standards for 5G deployment and, for operator needs, adheres to the FCC policy initiatives addressing public safety and First Responder initiatives. Specifically, the FCC’s Report and Order 14-153, Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, adopts rules to help spur wireless broadband deployment by facilitating the sharing of wireless transmission equipment using “neutral host” functionality to simultaneously support multiple cellular carriers. The LPN-16 was specifically designed to support neutral host features and performance. The FCC’s goal of “shared use” and “neutral host” seeks to expand coverage and capacity more quickly, reduce costs, and promote access to infrastructure which reduces barriers to deployment and incentivize the sharing of resources, rather than relying on new builds for every stakeholder, thereby safeguarding environmental, aesthetic, historic and local land-use values.

We continue to pursue patent protection for new innovations. In addition to the LPN-16 covered by our current patents, we have identified additional upgrades and additions to the LPN-16 which further support the Company’s goals and timelines of Wytec’s 5G development business model, FCC policy initiatives, and customer business usage which we believe could lead to additional patentable property. We intend to file for patent protection on these developments. Our strategy is to continually monitor the costs and benefits of our patent applications and pursue those that will best protect our business and expand the core values of the Company.

We have identified key engineering resources for intellectual property development, antenna development, hardware, software, and firmware engineering, as well as integration and testing that we believe will allow us to continue to expand our technology and intellectual property.

Critical Accounting Policies and Estimates

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2025, the Company has estimated no product warranty accrual given the Company’s de minimis historical financial warranty experience.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue for the three months ended September 30, 2025 and 2024 was $2,359 and $88,034, respectively. The decrease in revenue of $85,675 or 97% was primarily due to decrease in revenue from our in-building cellular systems. Revenue for the nine months ended September 30, 2025 and 2024 was $24,149 and $128,146, respectively. The decrease in revenue of $103,997 or 81% was primarily due to decrease in revenue from our in-building cellular systems.

Cost of sales for the three months ended September 30, 2025 and 2024 was $-0- and $30,617, respectively. This decrease of $30,617, or 100%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems. Cost of revenues for the nine months ended September 30, 2025 and 2024 was $9,818 and $55,570, respectively. This decrease of $45,752, or 82%, was primarily due to decrease in costs incurred related to the sales of our in-building cellular systems.

Selling, general, and administrative expenses were $460,498 for the three months ended September 30, 2025, as compared to $546,622 for the three months ended September 30, 2024, resulting in a decrease of $86,124 or 16%. Contributing factors to the decrease include a decrease in stock compensation of $51,263, a decrease in fees, subscriptions, and other charges of $17,652, and a decrease in marketing and advertising of $58,010, which were offset by an increase in payroll of $36,667 and an increase in insurance of $27,069 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Selling, general, and administrative expenses were $1,636,367 for the nine months ended September 30, 2025, as compared to $2,301,202 for the nine months ended September 30, 2024, resulting in a decrease of $664,835 or 29%. Contributing factors to the decrease include a decrease in stock compensation of $846,748 which was offset by an increase in professional and consulting fees of $70,922, an increase in payroll of $100,931, and an increase in insurance expense of $78,956 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

We estimate that we will need approximately $5,400,000 of capital or financing over the next twelve months to fund our planned operations, which we plan to satisfy as described below under “Satisfaction of our Cash Needs for the Next 12 Months.”

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

Cash Flow from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2025 were $1,150,568 as compared to $1,386,569 during the nine months ended September 30, 2024. The $236,001 decrease in cash used in operating activities was primarily due to an increase of accounts payable and accrued expenses and receipt of the employee retention credit receivable during the nine months ended September 30, 2025 as compared to the same period in 2024.

Cash Flow from Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2025 were $1,388 as compared to the cash flows used by investing activities of $1,899 during the nine months ended September 30, 2024. Capital expenditures totaled $1,388 and $1,899 during the nine months ended September 30, 2025 and 2024, respectively.

Cash Flow from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2025 were $1,170,194 as compared to $925,160 during the nine months ended September 30, 2024. These receipts represent proceeds from the exercise of the Company’s common stock purchase warrants and the issuance of debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

As of September 30, 2025, our cash balance was $128,937. Our plan for satisfying our cash requirements for the next twelve months is through a combination of sales-generated income, including revenue from our installation contracts with the Texas school districts, private placements of our capital stock, exercise of warrants, third party financing, and/or traditional bank financing. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

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

Other Payable

The $335,000 other payable account balance at September 30, 2025 and December 31, 2024, represents sales of registered links and related equipment and services (“Links”) that have been funded by customers, for which the Company no longer expects to fulfill the related obligations to justify presenting as deferred revenue. The Company intends to relieve the remaining amount of this liability through a combination of exchanges for common stock and cash.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,540,293 at September 30, 2025, and have reported negative cash flows from operations. In addition, we do not currently have the cash resources to meet our operating and approximately $2,400,000 of financing commitments for the next twelve months from the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

For a discussion of recent accounting pronouncements, see Note 1 to the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Mr. William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Mr. Gray has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting and are the same material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2025, there have been no material changes from the risk factors previously in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities.

In July 2025, the Company issued a total of 18,750 shares of common stock to the Company’s five directors as compensation for services rendered during the second quarter of 2025 in accordance with Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the third quarter of 2025, the Company issued a total of $165,544 of convertible promissory notes (“2025-2 Notes”) to 13 investors, including $10,000 of 2025-2 Notes to an affiliate of Mr. Stuart, pursuant to a private placement that commenced in July 2025 in accordance with Rule 506(b) of Regulation D of the Securities Act. The 2025-2 Notes will initially be due and payable on or before March 31, 2026, unless extended by the Company for six months up to two times. The 2025-2 Notes will automatically be converted into shares of the Company’s common stock at a price per share of $1.00 if following the issuance of the 2025-2 Notes the Company’s common stock (i) trades an average daily trading volume of 50,000 or greater for 10 consecutive trading days and (ii) achieves an intraday or closing price of $5.00 for 10 consecutive trading days (together, the “Trading Thresholds”). Upon the automatic conversion of the 2025-2 Notes, the Company will, no later than 30 trading days from the date of such conversion following satisfaction of the Trading Thresholds, file with the Securities and Exchange Commission a registration on Form S-1 (or such other form as may be available) to register the shares underlying all outstanding 2025-2 Notes; provided, however, that if such registration statement is due at a time in which the Company cannot file such registration statement because the Company has stale financial statements, then the Company shall file such registration statement by not later than ten days following the date on which the filing of such financial statements are due. If the 2025-2 Notes have not otherwise been automatically converted into shares of the Company’s common stock, these noteholders will have the option, on or before the maturity date, to convert all or a portion of their outstanding 2025-2 Notes into shares of the Company’s common stock at a rate equal to $1.00 per share and, immediately upon the conversion, the converting noteholders will be issued a number of new warrants from the Company equal to the dollar amount of the conversion divided by $1.00 (the “2025-2 Warrants”). The 2025-2 Warrants will be exercisable until December 31, 2026 at an exercise price of $1.00, provided, that ten (10) days after the common stock of the Company commences trading on the NASDAQ Capital Market or equivalent or higher public securities trading market, the exercise price shall thereafter be the greater of (i) $1.00 or (ii) 85% of the average closing price of the Company’s common stock, as quoted on the public securities trading market on which the Company’s common stock is then traded with the highest volume.

During the third quarter of 2025, the Company issued a total of 25,000 shares of the Company’s common stock and 25,000 common stock purchase warrants to one investor upon the conversion of $25,000 of convertible promissory notes in accordance with Rule 506(b) of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, dated November 7, 2011 (1)
3.2	Amendment to Articles of Incorporation, dated January 14, 2014(1)
3.3	Amendment to Articles of Incorporation, dated June 13, 2014 (1)
3.4	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred Stock, dated February 14, 2014 (1)
4.2	Certificate of Designation for Series B Preferred Stock, dated June 13, 2014 (1)
4.3	Amendment to Certificate of Designation for Series B Preferred Stock, dated October 22, 2014 (1)
4.4	Amendment to Certificate of Designation for Series B Preferred Stock, dated March 4, 2015 (1)
4.5	Certificate of Designation for Series C Preferred Stock, dated July 26, 2016 (1)
4.6	Warrant issued by Wytec International, Inc. to William H. Gray (2)
4.7	Amendment to William H. Gray Warrants, dated December 30, 2020 (3)
4.8	Amendment to Certificate of Designation for Series C Preferred Stock, dated December 29, 2023 (4)
4.9	Amendment to William H. Gray Warrants, dated November 22, 2023 (7)
4.10	Amendment to Warrant No. 524, dated January 31, 2024 (9)
4.11	Amendment to Warrant No. 527, dated January 31, 2024 (9)
4.12	Amended and Restated Erica Perez Warrant, dated February 5, 2024 (9)
4.13	Erica Perez Warrant, dated July 2, 2024 (10)
10.1	Separation and Distribution Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.2	License Agreement by and between Wytec International, Inc. and Competitive Companies, Inc. (1)
10.3	Agreement with the Laredo School District (5)
10.4	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and William H Gray (6)
10.5	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Christopher Stuart (6)
10.6	Exchange Agreement, dated October 6, 2022, by and between Wytec International, Inc. and Eagle Rock Investments L.L.C.(6)
10.7	Amendment to Exchange Agreement, dated November 15, 2022, by and between Wytec International, Inc. and William H. Gray (11)
10.8	Amendment to Promissory Note, dated December 5, 2023 (8)
10.9	Amendment to Promissory Note, dated December 5, 2023 (8)
10.10	Amendment to Christopher Stuart Promissory Note, dated February 5, 2024 (9)
10.11	Amendment to Exchange Agreement, dated July 30, 2024, by and between Wytec International, Inc. and William H. Gray (12)
10.12	Amendment to Promissory Note and Warrants, dated December 31, 2024, by and between Wytec International, Inc. and Christopher Stuart (13)
10.13	Securities Purchase Agreement, dated September 2, 2025 (14)
10.14	Promissory Note, dated September 2, 2025 (14)
10.15	Securities Purchase Agreement, dated October 3, 2025 (15)

Exhibit	Description
10.16	Promissory Note, dated October 3, 2025 (15)
10.17	Securities Purchase Agreement, dated October 14, 2025 (16)
10.18	Promissory Note, dated October 14, 2025 (16)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Incorporated by reference from the original filing of the Registration Statement on January 10, 2017.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated September 21, 2018.
(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 4, 2021.
(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated January 3, 2024.
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(6)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 13, 2022.
(7)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 28, 2023.
(8)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on December 6, 2023.
(9)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on February 5, 2024.
(10)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on July 9, 2024.
(11)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on November 18, 2022.
(12)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on August 1, 2024.
(13)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on January 7, 2025.
(14)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on September 9, 2025.
(15)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 9, 2025.
(16)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, filed on October 21, 2025.

*	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 19, 2025

